Form 10-Q
period 1993-12-31
ELCO INDUSTRIES INC
filed 1994-02-10
CIK 32013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549
                                FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-5181

                         ELCO INDUSTRIES, INC.
         (Exact name of registrant as specified in its charter)

          DELAWARE                            36-1033080
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation of organization)


   1111 SAMUELSON ROAD, P.O. BOX 7009, ROCKFORD, ILLINOIS 61125
       (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (815) 397-5151


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      4,983,554 Common Shares, $5 Par Value as of February 1, 1994

                     PART I.  FINANCIAL INFORMATION



The condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods.


  Incorporated herein is the following unaudited (except for the Consolidated Condensed Balance Sheet as of June 30, 1993, which is audited) financial information:

        Consolidated Condensed Balance Sheets as of December 31, 1993 and June 30, 1993.

        Consolidated Condensed Income Statements for the three-month and six-month periods ended December 31, 1993 and 1992.

        Statements of Consolidated Cash Flows for the six-month periods ended December 31, 1993 and 1992.

        Notes to Consolidated Condensed Financial Statements.

        Management's Discussion and Analysis of Results of Operations and Financial Position.

                          ELCO INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)

                                               December 31      June 30
                                                   1993           1993
                                               (Unaudited)     (Audited)

ASSETS
Current Assets
  Cash and cash equivalents                     $  1,978       $  8,013
  Accounts receivable - less
    allowances (December 31,
    $527; June 30, $475)                          26,677         29,282
  Inventories                                     26,454         22,324
  Deferred taxes on income                         1,508          1,166
  Prepaid and other current assets                   581            446

      Total current assets                        57,198         61,231

Property, Plant and Equipment
  Land                                               449            449
  Land and leasehold improvements                  3,178          3,074
  Buildings and building equipment                24,381         23,287
  Machinery and equipment                        110,063        105,084
  Furniture and office equipment                   8,837          8,448
  Construction in progress                         1,200          3,262

      Total                                      148,108        143,604
  Less accumulated depreciation and
    amortization                                  80,546         76,183
      Property, plant and equipment-net           67,562         67,421

Intangibles, Net                                  10,904         11,201
Investment in and Advances to Unconsolidated
  Affiliate                                        1,632          1,628
Other Assets                                       5,561          5,708

TOTAL                                           $142,857       $147,189


See Notes to Consolidated Condensed Financial Statements.

                          ELCO INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)

                                               December 31      June 30
                                                   1993           1993
                                               (Unaudited)     (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable - trade creditors              $  9,823       $ 13,153
Current maturities of long-term
  obligations                                      4,051          3,736
Accrued liabilities:
  Salaries, wages and commissions                  1,585          3,039
  Compensated absences                             2,900          2,131
  Federal and state taxes on income                  496          1,112
  Other taxes                                      1,192          1,074
  Retirement plans                                   826            819
  Interest                                           720            812
  Other                                            2,910          2,853

      Total current liabilities                   24,503         28,729

Long-Term Debt                                    43,075         46,290
Long-Term Lease Obligations                                           7
Deferred Taxes on Income                           7,479          6,859
Other Deferred Liabilities                         4,322          4,153
Stockholders' Equity
  Capital stock:
    Preferred - Authorized,
    250,000 shares at $1 par value;
    issued and outstanding - none
    Common - Authorized, 20,000,000
    shares at $5 par value; issued
    December 31, 4,987,635 and June 30,
    4,984,255 shares                              24,938         24,921
  Additional paid-in capital                       7,910          7,867
  Retained earnings                               30,679         28,412
      Total                                       63,527         61,200
  Less common stock in treasury
    at cost-December 31 and June 30,
    4,081 shares                                      49             49
      Total stockholders' equity                  63,478         61,151

TOTAL                                           $142,857       $147,189

See Notes to Consolidated Condensed Financial Statements.

                             ELCO INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED INCOME STATEMENTS
                                (UNAUDITED)
              (Dollars in thousands except per share amounts)

                                   Three Months Ended   Six Months Ended
                                      December 31          December 31
                                     1993      1992       1993      1992

Net sales                          $53,439   $46,928   $106,316   $93,553
Cost of products sold               43,667    38,758     85,731    76,915
Gross profit                         9,772     8,170     20,585    16,638
Selling and administrative
  expenses                           6,184     5,878     12,905    11,686
Income from operations               3,588     2,292      7,680     4,952
Interest expense                       801       941      1,615     1,963
Interest income                         10        18         55        47
Income before provision for taxes
  and equity in income (loss)
  of unconsolidated affiliate        2,797     1,369      6,120     3,036
Provision for taxes on income:
  Current:
    Federal                            858       406      1,861       902
    State                              248       124        562       262
  Deferred                              55        28        117       111
    Total provision for taxes on
      income                         1,161       558      2,540     1,275
Income before equity in income
  (loss) of unconsolidated affiliate 1,636       811      3,580     1,761
Equity in income (loss) of
  unconsolidated affiliate               2      (104)       (17)     (104)

Net income                         $ 1,638   $   707   $  3,563   $ 1,657

Net income per common share        $   .33   $   .14   $    .72   $   .33

Dividends per common share         $   .13   $   .13   $    .26   $   .26

Weighted average number of
  shares outstanding             4,982,525 4,955,511  4,981,350 4,951,014

See Notes to Consolidated Condensed Financial Statements.

                          ELCO INDUSTRIES, INC.
                  STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (UNAUDITED)
                         (Dollars in thousands)
                                                    Six Months Ended
                                                      December 31,
                                                  1993            1992
Cash flows from operating activities:
Net income                                      $ 3,563         $ 1,657
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization of property,
    plant and equipment                           5,077           4,651
  Amortization of intangibles                       297             299
  Loss on retirement and disposal of property,
    plant and equipment                              30               5
  Change in assets and liabilities:
    Accounts receivable                           2,605           1,638
    Inventories                                  (4,130)           (314)
    Prepaid and other current assets               (135)           (168)
    Accounts payable                             (3,330)         (2,392)
    Accrued liabilities                          (1,211)           (445)
    Deferred taxes on income                        278             111
    Other deferred liabilities                      169              92
  ESOP contribution from common and treasury shares                 309
  Equity in loss of unconsolidated affiliate         17             104
  Other                                             510             (48)
    Net cash provided by operating activities     3,740           5,499

Cash flows from investing activities:
  Additions to property, plant and equipment     (5,541)         (3,296)
  Proceeds from retirement and disposal of
    property, plant and equipment                   293             102
  Decrease in construction/project funds held
    in trust                                                      1,546
  Increase in other assets                         (303)           (323)
  Advances to unconsolidated affiliate              (21)            (19)
    Net cash required for investing activities   (5,572)         (1,990)

Cash flows from financing activities:
  Proceeds from long-term debt                    7,000
  Payments on long-term debt                     (9,890)         (2,090)
  Payments on long-term lease obligations           (17)           (145)
  Dividends paid                                 (1,296)         (1,288)
  Net cash required for financing activities     (4,203)         (3,523)

Net decrease in cash and cash equivalents        (6,035)            (14)
Cash and cash equivalents at beginning of year    8,013           2,562

Cash and cash equivalents at end of period      $ 1,978        $  2,548
Cash paid for:  Interest                        $ 1,728        $  2,067
                Income taxes                    $ 3,014        $  1,289

See Notes to Consolidated Condensed Financial Statements.

                          ELCO INDUSTRIES, INC.
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollars in thousands except per share amounts)

1.      ACCOUNTING POLICIES

            The consolidated condensed balance sheet as of December 31, 1993, the consolidated condensed income statements for the three month and six month periods ended December 31, 1993 and 1992, and the statements of consolidated cash flows for the six month periods ended December 31, 1993 and 1992 have been prepared by the Company without audit. The June 30, 1993 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1993 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1993 annual report to stockholders. The results of operations for the period ended December 31, 1993 are not necessarily indicative of the operating results for the full year.

2.      INVENTORIES

            Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 49% and 48% of the Company's inventories at December 31 and June 30, 1993, respectively, and by the first-in, first-out (FIFO) and actual cost methods for all other inventories. The inventories are summarized as follows:
                                             December 31        June 30
                                                 1993             1993

           Raw materials and supplies         $13,680           $11,701
           Work in process                      9,622             7,798
           Finished goods                      11,587            10,808
                                               34,889            30,307
           Less LIFO reserve                   (8,435)           (7,983)
           Total                              $26,454           $22,324

            The replacement cost of inventories at December 31 and June 30, 1993 approximates FIFO value.

3.      LONG-TERM DEBT

            The Company must meet certain debt covenants. Under the most restrictive covenant, $3,416 of retained earnings at December 31, 1993 is not restricted as to payments of dividends. The agreements include a change in control provision which may result in a prepayment penalty and all unpaid principal and interest due immediately.

4.      SHORT-TERM LINES OF CREDIT

            At December 31, 1993, the Company had bank lines of credit permitting borrowing up to an aggregate of $18,000 at the banks' corporate base rate or a fixed rate (at the option of the Company) as defined in the agreements. The lines require no compensating balances or commitment fees. The lines, generally reviewed annually for renewal, are subject to the usual terms and conditions applied by the banks. At December 31, 1993, none of the lines were used.

5.      TAXES ON INCOME

            The effective tax rate for the quarters ended December 31, 1993 and 1992 were 41.5% and 40.8%, respectfully. The effective tax rate for the six-month periods ended December 31, 1993 and 1992 were 41.5% and 42.0%, respectively.

6.      INTEREST

            The Company capitalizes interest costs relating to construction of property and equipment. Such costs are amortized over the depreciable lives of the related assets. Certain information regarding this capitalization follows:

                                    Three Months Ended   Six Months Ended
                                    12/31/93 12/31/92   12/31/93 12/31/92

            Interest costs incurred  $  831   $  956     $1,690   $1,992
            Interest capitalized         30       15         75       29
            Interest expensed        $  801   $  941     $1,615   $1,963

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL POSITION


General

The Company's products are classified into two segments: Industrial Products and Home and Construction Products. The following tabulation sets forth the sales and income from operations of each product segment for the periods indicated and the percentage of total sales.

                             Qtr        %        Qtr        %
                            Ended       Of      Ended       Of        %
                          12/31/93    Total   12/31/92    Total    Change
                           (000's)             (000's)

NET SALES:

    Industrial             $ 40,023    74.9%    $33,943    72.3%    17.9%
    Home and Construction    13,416    25.1%     12,985    27.7%     3.3%

Consolidated Net Sales     $ 53,439   100.0%    $46,928   100.0%    13.9%



                             Six                 Six
                            Months      %       Months      %
                            Ended       Of      Ended       Of        %
                          12/31/93    Total   12/31/92    Total    Change
                           (000's)             (000's)

NET SALES:

    Industrial             $ 77,489    72.9%    $66,923    71.5%    15.8%
    Home and Construction    28,827    27.1%     26,630    28.5%     8.3%

Consolidated Net Sales     $106,316   100.0%    $93,553   100.0%    13.6%

                             Qtr        %        Qtr        %
                            Ended       Of      Ended       Of        %
                          12/31/93    Sales   12/31/92    Sales    Change
                           (000's)             (000's)

INCOME FROM OPERATIONS:

    Industrial             $ 2,761     6.9%    $ 1,531     4.5%    80.3%
    Home and Construction    1,321     9.8%      1,265     9.7%     4.4%
                             4,082               2,796
    Corporate expenses        (494)               (504)

Total Income from
  Operations               $ 3,588     6.7%    $ 2,292     4.9%    56.5%



                             Six                 Six
                            Months      %       Months      %
                            Ended       Of      Ended       Of        %
                          12/31/93    Sales   12/31/92    Sales    Change
                           (000's)             (000's)

INCOME FROM OPERATIONS:

    Industrial             $ 5,758     7.4%    $ 3,207     4.8%    79.5%
    Home and Construction    3,249    11.3%      2,650    10.0%    22.6%
                             9,007               5,857
    Corporate expenses      (1,327)               (905)

Total Income from
  Operations               $ 7,680     7.2%    $ 4,952     5.3%    55.1%

The following table presents, for the periods indicated, certain information derived from the Consolidated Condensed Income Statements of the Company expressed as percentages of net sales and the percentage changes in the dollar amount of such items compared to the prior period.

                          Percentage of Net Sales     Percentage Increase
                                                          (Decrease)
                            Three Months Ended         Three Months Ended
                                December 31,           December 31, 1993
                              1993        1992             over 1992
Net sales                    100.0       100.0                13.9
Cost of products sold         81.7        82.6                12.7
Gross profit                  18.3        17.4                19.6
Selling and administrative
  expenses                    11.6        12.5                 5.2
Income from operations         6.7         4.9                56.5
Interest expense               1.5         2.0               (14.9)
Interest income                0.0         0.0               (44.4)
Income before provision
  for taxes and equity in
  income (loss) of uncon-
  solidated affiliate          5.2         2.9               104.3
Provision for taxes on
  income                       2.1         1.2               108.1
Income before equity
  in income (loss) of uncon-
  solidated affiliate          3.1         1.7               101.7
Equity in income (loss) of
  unconsolidated affiliate     0.0         (.2)

Net income                     3.1         1.5               131.7

                          Percentage of Net Sales     Percentage Increase
                                                          (Decrease)
                             Six Months Ended          Six Months Ended
                                December 31,           December 31, 1993
                              1993        1992             over 1992
Net sales                    100.0       100.0                13.6
Cost of products sold         80.6        82.2                11.5
Gross profit                  19.4        17.8                23.7
Selling and administrative
  expenses                    12.2        12.5                10.4
Income from operations         7.2         5.3                55.1
Interest expense               1.5         2.1               (17.7)
Interest income                0.1         0.1                17.0
Income before provision
  for taxes and equity in
  loss of unconsolidated
  affiliate                    5.8         3.3               101.6
Provision for taxes on
  income                       2.4         1.4                99.2
Income before equity
  in income (loss) of
  unconsolidated affiliate     3.4         1.9               103.3
Equity in income (loss) of
  unconsolidated affiliate     0.0         (.1)

Net income                     3.4         1.8               115.0

RESULTS OF OPERATIONS
(Dollars in Thousands)

Three Month Period Ended December 31, 1993 Compared To The Three Month Period Ended December 31, 1992.

Consolidated net sales increased $6,511 or 14% resulting from an 18% increase in the Industrial Products segment and a 3% increase in the Home and Construction Products segment. The growth in the Industrial Products segment was a function of a 12% increase in automobile and light truck production and stronger demand from most other industrial markets. Weak demand from two customers in the Home and Construction Products segment limited that segment's sales growth.

Gross profit increased from 17% of net sales to 18% primarily due to operations of the Industrial Products segment. Greater capacity utilization, higher margins on new products and ongoing expense control efforts contributed to that segment's improved margins. Margins in the Home and Construction Products segment kept pace with the sales increase.

Selling and administrative expenses increased at a lower rate than the sales increase due to cost containment efforts and to the fixed nature of certain of the expenses.

Net interest expense decreased 14% reflecting lower levels of debt and somewhat lower effective interest rates.

The effective income tax rate was approximately 41% in both periods.

Improvement in the operation of the Company's unconsolidated affiliate resulted in a breakeven level of profit compared to a loss in the prior period.


Six Month Period Ended December 31, 1993 Compared To The Six Month Period Ended December 31, 1992

Consolidated net sales increased $12,763 or 14% led by a 16% increase in the Industrial Products segment and followed by an 8% increase in the Home and Construction Products segment. Increases in vehicle production and the growing economy generated the Industrial Products segment growth. Growth in the Home and Construction Products segments was somewhat limited due to weaker demand from certain customers.

Gross profit increased from 18% of net sales to 19% primarily due to strong performance from the Industrial Products segment. Added volume and greater efficiencies generated this improvement. Improved operations in the Home and Construction Products segment resulted in a 23% increase in margins on an 8% increase in sales.

Selling and administrative expenses increased, but at a rate lower than the increase in sales. This primarily reflects the fixed nature of certain of these expenses.

Net interest expense decreased 19% reflecting lower levels of debt and, to a lesser extent, lower effective interest rates.

The effective income tax rate decreased modestly reflecting a favorable impact of state income taxes.

The operations of the Company's unconsolidated affiliate improved to near breakeven.

NEW ACCOUNTING PRONOUNCEMENTS

In November 1992, the FASB adopted Statement No. 112, "Employers' Accounting for Postemployment Benefits," which will be effective for the year ended June 30, 1995, and will require accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. Management has not yet performed a complete evaluation to determine the financial impact, however, a preliminary assessment indicates that it is not likely to have a material impact on the Company.

During December 1991, the Financial Accounting Standards Board issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which will require additional disclosures regarding long-term debt and other financial instruments. The Company must adopt SFAS No. 107 no later than June 30, 1996. Adoption of this statement will not impact the carrying value of the Company's assets and liabilities.

SEASONAL VARIATIONS IN BUSINESS

Sales and revenues of a material portion of the Company's business are normally stronger in the second half of the Company's fiscal year. Production levels are generally lower during the Company's first half of the fiscal year because of customer plant shutdowns due to summer vacations and the number of holidays scheduled during the month of December by both customers and the Company.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in thousands)

The following tabulation provides a summary of Changes in Consolidated Cash Flows for the periods indicated.

                                                      Six Months Ended
                                                        December 31
                                                     1993          1992
                                                       (in thousands)

Cash provided by (required for):
  Operating Activities                             $3,740        $5,499
  Investment Activities                            (5,572)       (1,990)
  Financing Activities                             (4,203)       (3,523)
Net cash required                                  (6,035)          (14)
Balance at the beginning of the period              8,013         2,562
Balance at the end of the period                   $1,978        $2,548


Working capital at December 31, 1993 represented approximately 15% of annualized sales, a level within a range the Company considers normal and has maintained for at least five years. Cash required for capital expenditures, required debt payments and working capital requirements exceeded that provided by income and depreciation. The Company expects to generate positive cash flow during the last six months of the fiscal year and to internally generate the cash required for operations and to finance capital expenditures.

At December 31, 1993, the Company had $18,000 of bank lines of credit, none of which were used or require compensating balances or commitment fees. Based on current operating plans, the Company does not believe it will be necessary to utilize these lines for any significant borrowing during the remainder of the year.

                       PART II. OTHER INFORMATION


Item 1. Legal proceedings - There have been no material developments in the legal proceedings addressed in the report on Form 10-K for June 30, 1993.

Item 2. Changes in the rights of the Company's security holders - Inapplicable this quarter.

Item 3. Defaults by the Company on its senior securities - Inapplicable this quarter.

Item 4. Results of votes of security holders - Inapplicable this quarter.

Item 5.  Other information - Inapplicable this quarter.

Item 6a. Exhibits - No exhibits are required this quarter.

Item 6b. Reports on Form 8-K - No reports on Form 8-K were filed for the three-month period ended December 31, 1993.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ELCO INDUSTRIES, INC.



Date:  February 10, 1994              John C. Lutz
                                      John C. Lutz
                                      President and Chief Executive Officer



Date:  February 10, 1994              August F. DeLuca
                                      August F. DeLuca
                                      Vice President-Finance and
                                      Chief Financial Officer