Form 10-Q
period 1994-03-31
ELCO INDUSTRIES INC
filed 1994-05-13
CIK 32013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

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

       4,984,554 Common Shares, $5 Par Value as of May 6, 1994

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

         Consolidated Condensed Balance Sheets as of March 31, 1994 and June 30, 1993.

         Consolidated Condensed Income Statements for the three-month and nine-month periods ended March 31, 1994 and 1993.

         Statements of Consolidated Cash Flows for the nine-month periods ended March 31, 1994 and 1993.

         Notes to Consolidated Condensed Financial Statements.

         Management's Discussion and Analysis of Results of Operations and Financial Position.

                           ELCO INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in thousands)

                                                 March 31       June 30
                                                   1994           1993
                                               (Unaudited)     (Audited)

ASSETS
Current Assets
  Cash and cash equivalents                      $  5,048       $  8,013
  Accounts receivable - less
    allowances (March 31,
    $536; June 30, $475)                           30,023         29,282
  Inventories                                      27,148         22,324
  Deferred taxes on income                          1,822          1,166
  Prepaid and other current assets                    527            446

      Total current assets                         64,568         61,231

Property, Plant and Equipment
  Land                                                449            449
  Land and leasehold improvements                   3,200          3,074
  Buildings and building equipment                 24,603         23,287
  Machinery and equipment                         111,493        105,084
  Furniture and office equipment                    8,959          8,448
  Construction in progress                          1,811          3,262

      Total                                       150,515        143,604
  Less accumulated depreciation and
    amortization                                   82,785         76,183
      Property, plant and equipment-net            67,730         67,421

Intangibles, Net                                   10,246         11,201
Investment in and Advances to Unconsolidated
  Affiliate                                         1,752          1,628
Other Assets                                        5,419          5,708

TOTAL                                            $149,715       $147,189


See Notes to Consolidated Condensed Financial Statements.

                           ELCO INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in thousands)

                                                 March 31       June 30
                                                   1994           1993
                                               (Unaudited)     (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable - trade creditors               $ 11,088       $ 13,153
Current maturities of long-term
  obligations                                       4,037          3,736
Accrued liabilities:
  Salaries, wages and commissions                   3,276          3,039
  Compensated absences                              2,937          2,131
  Federal and state taxes on income                   996          1,112
  Other taxes                                       1,513          1,074
  Retirement plans                                  1,426            819
  Interest                                          1,049            812
  Other                                             2,883          2,853

      Total current liabilities                    29,205         28,729

Long-Term Debt                                     43,067         46,290
Long-Term Lease Obligations                                            7
Contingencies
Deferred Taxes on Income                            8,016          6,859
Other Deferred Liabilities                          4,337          4,153
Stockholders' Equity
  Capital stock:
    Preferred - Authorized,
    250,000 shares at $1 par value;
    issued and outstanding - none
    Common - Authorized, 20,000,000
    shares at $5 par value; issued
    March 31, 4,987,635 shares and June 30,
    4,984,255 shares                               24,938         24,921
  Additional paid-in capital                        7,919          7,867
  Retained earnings                                32,270         28,412
      Total                                        65,127         61,200
  Less common stock in treasury
    at cost-March 31, 3,081 shares;
    June 30, 4,081 shares                              37             49
      Total stockholders' equity                   65,090         61,151

TOTAL                                            $149,715       $147,189

See Notes to Consolidated Condensed Financial Statements.

                             ELCO INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED INCOME STATEMENTS
                                (UNAUDITED)
              (Dollars in thousands except per share amounts)

                                  Three Months Ended    Nine Months Ended
                                        March 31             March 31
                                     1994      1993       1994      1993

Net sales                          $57,692  $ 50,735   $164,008  $144,288
Cost of products sold               46,700    41,104    132,431   118,019
Gross profit                        10,992     9,631     31,577    26,269
Selling and administrative
  expenses                           6,575     6,110     19,480    17,796
Income from operations               4,417     3,521     12,097     8,473
Interest expense                       766       890      2,381     2,853
Interest income                         15        27         70        74
Income before provision for taxes
  and equity in income (loss)
  of unconsolidated affiliate        3,666     2,658      9,786     5,694
Provision for taxes on income:
  Current:
    Federal                          1,043       751      2,904     1,653
    State                              335       242        897       504
  Deferred                             143       123        260       234
    Total provision for taxes on
      income                         1,521     1,116      4,061     2,391
Income before equity in income
  (loss) of unconsolidated affiliate 2,145     1,542      5,725     3,303
Equity in income (loss) of
  unconsolidated affiliate              94       (67)        77      (171)

Net income                         $ 2,239   $ 1,475   $  5,802  $  3,132

Net income per common share        $   .45   $   .30   $   1.16  $    .63

Dividends per common share         $   .13   $   .13   $    .39  $    .39

Weighted average number of
  shares outstanding             4,984,276 4,959,174  4,982,311 4,953,694

See Notes to Consolidated Condensed Financial Statements.

                          ELCO INDUSTRIES, INC.
                  STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (UNAUDITED)
                         (Dollars in thousands)
                                                   Nine Months Ended
                                                       March 31,
                                                  1994            1993
Cash flows from operating activities:
Net income                                      $ 5,802         $ 3,132
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization of property,
    plant and equipment                           7,517           6,935
  Amortization of intangibles                       955             449
  Loss on retirement and disposal of property,
    plant and equipment                              10               8
  Change in assets and liabilities:
    Accounts receivable                            (741)         (1,144)
    Inventories                                  (4,824)            156
    Prepaid and other current assets                (81)             (8)
    Accounts payable                             (2,065)           (374)
    Accrued liabilities                           2,240           2,479
    Deferred taxes on income                        501             234
    Other deferred liabilities                      184             127
  ESOP contribution from common and treasury shares                 309
  Equity in loss (income) of unconsolidated
    affiliate                                       (77)            171
  Other                                             673             (89)
    Net cash provided by operating activities    10,094          12,385

Cash flows from investing activities:
  Additions to property, plant and equipment     (8,152)         (5,673)
  Proceeds from retirement and disposal of
    property, plant and equipment                   316             225
  Decrease in construction/project funds held
    in trust                                                      2,109
  Increase in other assets                         (303)           (632)
  Advances to unconsolidated affiliate              (47)            (16)
    Net cash required for investing activities   (8,186)         (3,987)

Cash flows from financing activities:
  Proceeds from long-term debt                    7,000
  Payments on long-term debt                     (9,898)         (2,098)
  Payments on long-term lease obligations           (31)           (157)
  Dividends paid                                 (1,944)         (1,934)
  Net cash required for financing activities     (4,873)         (4,189)

Net decrease in cash and cash equivalents        (2,965)          4,209
Cash and cash equivalents at beginning of year    8,013           2,562

Cash and cash equivalents at end of period      $ 5,048        $  6,771
Cash paid for:  Interest                        $ 2,197        $  2,724
                Income taxes                    $ 3,814        $  1,795

See Notes to Consolidated Condensed Financial Statements.

                          ELCO INDUSTRIES, INC.
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollars in thousands except per share amounts)

1.      ACCOUNTING POLICIES

            The consolidated condensed balance sheet as of March 31, 1994, the consolidated condensed income statements for the three month and nine month periods ended March 31, 1994 and 1993, and the statements of consolidated cash flows for the nine month periods ended March 31, 1994 and 1993 have been prepared by the Company without audit. The June 30, 1993 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1994 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1993 annual report to stockholders. The results of operations for the period ended March 31, 1994 are not necessarily indicative of the operating results for the full year.

2.      INVENTORIES

            Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 49% and 48% of the Company's inventories at March 31, 1994 and June 30, 1993, respectively, and by the first-in, first-out (FIFO) and actual cost methods for all other inventories. The inventories are summarized as follows:
                                              March 31          June 30
                                                1994              1993

            Raw materials and supplies        $13,502           $11,701
            Work in process                    10,183             7,798
            Finished goods                     12,046            10,808
                                               35,731            30,307
            Less LIFO reserve                  (8,583)           (7,983)
            Total                             $27,148           $22,324

            The replacement cost of inventories at March 31, 1994 and June 30, 1993 approximates FIFO value.

3.      LONG-TERM DEBT

            The Company must meet certain debt covenants. Under the most restrictive covenant, $3,878 of retained earnings at March 31, 1994 is not restricted as to payments of dividends. The agreements include a change in control provision which may result in a prepayment penalty and all unpaid principal and interest due immediately.

4.      SHORT-TERM LINES OF CREDIT

            At March 31, 1994, the Company had bank lines of credit permitting borrowing up to an aggregate of $18,000 at the banks' corporate base rate or a fixed rate (at the option of the Company) as defined in the agreements. The lines require no compensating balances or commitment fees. The lines, generally reviewed annually for renewal, are subject to the usual terms and conditions applied by the banks. At March 31, 1994, none of the lines were used.

5.      TAXES ON INCOME

            The effective tax rate for the quarters ended March 31, 1994 and 1993 were 41.5% and 42.0%, respectfully. The effective tax rate for the nine-month periods ended March 31, 1994 and 1993 were 41.5% and 42.0%, respectively.

6.      INTEREST

            The Company capitalizes interest costs relating to construction of property and equipment. Such costs are amortized over the depreciable lives of the related assets. Certain information regarding this capitalization follows:

                                    Three Months Ended  Nine Months Ended
                                     3/31/94  3/31/93    3/31/94  3/31/93

            Interest costs incurred  $  789   $  912     $2,479   $2,903
            Interest capitalized         23       22         98       50
            Interest expensed        $  766   $  890     $2,381   $2,853

7.      CONTINGENCIES

            The Company is currently involved in matters of litigation arising from the normal course of business, including environmental matters. The Company, together with other parties, has been designated a "Potentially Responsible Party" by the United States Environmental Protection Agency (USEPA) with respect to the cost of investigation and clean-up of a site in Illinois. Together with other parties, the Company is a third-party defendant in a federal enforcement action brought by the USEPA against several other primary defendants. The Company is also involved with clean-up efforts with respect to two pieces of property that it previously owned in Connecticut. The Company's potential exposure for these environmental matters has been evaluated and a liability has been recorded for its likely costs based on available information. Such liability is not material to the financial condition of the Company. It is the opinion of management, after consultation with counsel, that additional liabilities, if any, resulting from litigation matters are not expected to have a material adverse effect on the financial condition of the Company, although such matters could have a material effect on quarterly or annual operating results when resolved in a future period.

            In January 1994, the USEPA notified the Company that it is one of over 300 PRPs with respect to the old Southington Landfill Superfund Site in Southington, Connecticut. Elco was identified as a successor to a company that allegedly used the site. The USEPA has not yet selected a plan of remediation for the site. The Company has insufficient information to determine its potential exposure in connection with the site, when (or if) it will incur such costs and the ultimate impact of the costs upon the Company's financial condition and results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL POSITION


General

The Company's products are classified into two segments: Industrial Products and Home and Construction Products. The following tabulation sets forth the sales and income from operations of each product segment for the periods indicated and the percentage of total sales.

                             Qtr        %        Qtr        %
                            Ended       Of      Ended       Of        %
                           3/31/94    Total    3/31/93    Total    Change
                           (000's)             (000's)

NET SALES:

    Industrial             $ 45,458    78.8%   $ 38,489    75.9%   18.1 %
    Home and Construction    12,234    21.2%     12,246    24.1%   (0.1)%

Consolidated Net Sales     $ 57,692   100.0%   $ 50,735   100.0%   13.7 %



                             Nine                Nine
                            Months      %       Months      %
                            Ended       Of      Ended       Of        %
                           3/31/94    Total    3/31/93    Total    Change
                           (000's)             (000's)

NET SALES:

    Industrial             $122,947    75.0%   $105,412    73.1%   16.6 %
    Home and Construction    41,061    25.0%     38,876    26.9%    5.6 %

Consolidated Net Sales     $164,008   100.0%   $144,288   100.0%   13.7 %

                             Qtr        %        Qtr        %
                            Ended       Of      Ended       Of        %
                           3/31/94    Sales    3/31/93    Sales    Change
                           (000's)             (000's)

INCOME FROM OPERATIONS:

    Industrial             $ 4,422     9.7%    $ 3,112     8.1%    42.1 %
    Home and Construction      485     4.0%        781     6.4%   (37.9)%
                             4,907               3,893
    Corporate expenses        (490)               (372)

Total Income from
  Operations               $ 4,417     7.7%    $ 3,521     6.9%    25.4 %



                             Nine                Nine
                            Months      %       Months      %
                            Ended       Of      Ended       Of        %
                           3/31/94    Sales    3/31/93    Sales    Change
                           (000's)             (000's)

INCOME FROM OPERATIONS:

    Industrial             $10,180     8.3%    $ 6,319     6.0%    61.1 %
    Home and Construction    3,734     9.1%      3,431     8.8%     8.8 %
                            13,914               9,750
    Corporate expenses      (1,817)             (1,277)

Total Income from
  Operations               $12,097     7.4%    $ 8,473     5.9%    42.8 %

The following table presents, for the periods indicated, certain information derived from the Consolidated Condensed Income Statements of the Company expressed as percentages of net sales and the percentage changes in the dollar amount of such items compared to the prior period.

                          Percentage of Net Sales     Percentage Increase
                                                          (Decrease)
                            Three Months Ended         Three Months Ended
                                 March 31,               March 31, 1994
                              1994        1993             over 1993
Net sales                    100.0       100.0                13.7
Cost of products sold         80.9        81.0                13.6
Gross profit                  19.1        19.0                14.1
Selling and administrative
  expenses                    11.4        12.1                 7.6
Income from operations         7.7         6.9                25.4
Interest expense               1.3         1.8               (14.0)
Interest income                0.0         0.1               (48.1)
Income before provision
  for taxes and equity in
  income (loss) of uncon-
  solidated affiliate          6.4         5.2                37.9
Provision for taxes on
  income                       2.7         2.2                36.3
Income before equity
  in income (loss) of uncon-
  solidated affiliate          3.7         3.0                39.1
Equity in income (loss) of
  unconsolidated affiliate     0.2         (.1)

Net income                     3.9         2.9                51.8

                          Percentage of Net Sales     Percentage Increase
                                                          (Decrease)
                            Nine Months Ended         Nine Months Ended
                                  March 31,              March 31, 1994
                              1994        1993             over 1993
Net sales                    100.0       100.0                13.7
Cost of products sold         80.7        81.8                12.2
Gross profit                  19.3        18.2                20.2
Selling and administrative
  expenses                    11.9        12.3                 9.5
Income from operations         7.4         5.9                42.8
Interest expense               1.5         2.0               (16.5)
Interest income                0.1         0.0                (5.4)
Income before provision
  for taxes and equity in
  income (loss) of uncon-
  solidated affiliate          6.0         3.9                71.9
Provision for taxes on
  income                       2.5         1.6                69.8
Income before equity
  in income (loss) of
  unconsolidated affiliate     3.5         2.3                73.3
Equity in income (loss) of
  unconsolidated affiliate     0.0         (.1)

Net income                     3.5         2.2                85.2

RESULTS OF OPERATIONS
(Dollars in Thousands)

Three Month Period Ended March 31, 1994 Compared To The Three Month Period Ended March 31, 1993.

Net sales increased $6,957 or 13.7%, primarily due to an 18.1% increase in the Industrial Products Group. Growth in the Industrial Products Group resulted from increased automobile and light truck production and the growing economy. Net sales in the Home and Construction Products Group were comparable to the year earlier period due to declining sales to two significant retail customers due to incompatibility in product or distribution strategy. In subsequent periods, the Company anticipates replacing these lost sales with sales from new programs to two home centers. The setups of these new programs are anticipated to be completed by the end of calendar 1994.

Gross profit remained constant at approximately 19.0% of net sales. The Company incurred an expense of approximately $500 relating to the loss of one of the customers mentioned previously. Without this charge, gross profit would have increased from 19.1% of net sales to 19.9%.

Selling and administrative expenses decreased from 12.1% of net sales to 11.4%. These expenses increased at a rate lower than the sales increase due to cost containment efforts and to the fixed nature of certain of the expenses.

Income from operations increased from 6.9% of net sales to 7.7%, one of the best results since the end of the last economic expansion in 1989. Operating margins for the Industrial Products Group increased from 8.1% of net sales to 9.7% as a result of higher sales levels, higher capacity utilization rates and continuing productivity improvement programs. Operating margins for the Home and Construction Products Group declined due to the lost customer expense mentioned previously. Without that charge, operating income would have increased on flat sales.

Net interest expense declined 13.0% primarily reflecting lower levels of debt and the effect of the refinancing of a portion of long-term debt.

The effective income tax rate decreased from 42.0% to 41.5% due to a favorable mix of state income taxes and to a reduced effect of certain non-deductible expenses.

The Company's share of the results of operations of Rocknel Fastener, Inc. ("Rocknel"), a joint venture company, improved from a loss of $67 to income of $94 due to continually improving operations and to an increase in the sale of higher margin products to new customers.

Net income increased from $.30 per share to $.45, a 50.0% increase.

Nine Months Ended March 31, 1994 Compared to Nine Months Ended March 31,
1993

Net sales increased $19,720 or 13.7% with a 16.6% increase in the Industrial Products Group and a 5.6% increase in the Home and Construction Products Group. Increases in vehicle production and the continued growing economy primarily generated the Industrial Products Group growth. Growth in the Home and Construction Products Group was somewhat limited as a result of declining sales to two significant retail customers due to incompatibility in product or distribution strategy.

Gross profit increased from 18.2% of net sales to 19.3% primarily due to stronger sales performance, efficiency improvements and ongoing expense reduction programs.

Selling and administrative expenses decreased from 12.3% of net sales to 11.9%, reflecting the fixed nature of certain of these expenses. The 1994 expenses included a one-time charge of approximately $366 related to the refinancing of certain long-term debt at lower rates.

Income from operations increased from 5.9% of net sales to 7.4% primarily due to strong performance from the Industrial Products Group, where greater capacity utilization and a shift in sales to higher margin products contributed to improved gross profit margins. Margins improved modestly in the Home and Construction Products Group in spite of an expense of approximately $500 related to the loss of one of the customers mentioned previously.

Net interest expense decreased 16.8% reflecting lower levels of debt, a more favorable effect of an interest rate swap agreement, lower effective interest rates and the effect of the refinancing of a portion of long-term debt.

The effective income tax rate decreased from 42.0% to 41.5% due to a favorable mix of state income taxes and to a reduced effect of certain non-deductible expenses.

The Company's share of the results of operations of Rocknel Fastener, Inc., a joint venture company, improved from a loss of $171 to income of $77. This improvement was the result of continued cost containment efforts, productivity improvements and the introduction of new, higher margin products to new customers.

Net income for the 1994 period was $5,802 or $1.16 per share, increases of 85.2% and 84.1%, respectively, from the prior periods results.

NEW ACCOUNTING PRONOUNCEMENTS

In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which will be effective for the year ended June 30, 1995, and will require accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. Management has not yet performed a complete evaluation to determine the financial impact, however, a preliminary assessment indicates that it is not likely to have a material impact on the Company.

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

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in thousands)

The following tabulation provides a summary of Changes in Consolidated Cash Flows for the periods indicated.

                                                     Nine Months Ended
                                                          March 31
                                                     1994          1993
                                                       (in thousands)

Cash provided by (required for):
  Operating Activities                             $10,094       $12,385
  Investment Activities                             (8,186)       (3,987)
  Financing Activities                              (4,873)       (4,189)
Net cash required                                   (2,965)        4,209
Balance at the beginning of the period               8,013         2,562
Balance at the end of the period                   $ 5,048       $ 6,771

Working capital at March 31, 1994 was $35,363 or approximately 16% of annualized sales, a level somewhat higher than normal and reflective of initial stocking requirements for two new major home center customers. Cash balances decreased from $8,013 to $5,048 during the period from July
1, 1993 to March 31, 1994.   The increase in working capital required to
support the significantly increased sales, plus cash requirements for capital expenditures and required debt payments exceeded cash provided by net income, depreciation and amortization. The Company anticipates that capital expenditures will approximate $13,000 for its current fiscal year (including approximately $5,000 to be spent in its fourth quarter) and $14,500 for fiscal 1995, including approximately $3,000 that it expects to spend in connection with an expansion at its Precision Stamping Division over the next 18 months.

At March 31, 1994 the Company had $18,000 of bank lines of credit, none of which were in use or required compensating balances or commitment fees.

The Company believes that available sources of borrowing and anticipated funds from operations will satisfy the Company's projected cash requirements through fiscal 1995.

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

Item 6b. Reports on Form 8-K - No reports on Form 8-K were filed for the three-month period ended March 31, 1994.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ELCO INDUSTRIES, INC.



Date:  May 13, 1994                   John C. Lutz
                                      John C. Lutz, President and Chief
                                      Executive Officer



Date:  May 13, 1994                   August F. DeLuca
                                      August F. DeLuca, Vice President-
                                      Finance and Chief Financial Officer