Form 10-K
period 1994-06-30
ELCO INDUSTRIES INC
filed 1994-09-21
CIK 32013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

   EXCHANGE ACT OF 1934  [FEE REQUIRED]

    For the fiscal year ended  June 30, 1994, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

    For the transition period from          to

                  Commission file number    0-5181

                        ELCO INDUSTRIES, INC.
           (Exact name of Registrant as specified in its charter)

                              DELAWARE
        (State or other jurisdiction of incorporation or organization)

           1111 SAMUELSON ROAD, P.O. BOX 7009, ROCKFORD, ILLINOIS
                (Address of principal executive offices)
                           36-1033080
              (IRS Employer Identification Number)

                                 61125
                              (Zip Code)

                            (815) 397-5151
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
   Title of Each Class           Name of Each Exchange on Which Registered

COMMON STOCK, $5 PAR VALUE              Nasdaq National Market

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  [X]                         No  [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. For purpose of this calculation, executive officers and directors were deemed to be affiliates of the Registrant.

                  $72,349,420 as of September 1, 1994

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           4,887,337 Common Shares as of September 1, 1994

Documents Incorporated by Reference:

Annual Report to Stockholders of Elco Industries, Inc. for the year ended June 30, 1994 is incorporated into Part I and Part II hereof.

Proxy Statement of Elco Industries, Inc. in connection with the 1994 Annual Meeting of Stockholders is incorporated into Part III hereof.

PART 1

Item 1  Business

   (a)  General Development of Business

        Registrant was initially organized as an Illinois corporation on November 28, 1922 under the name of "Elco Tool and Screw Corporation". The Registrant conducted business as an Illinois corporation under that name until June 9, 1969, at which time it changed its state of incorporation from Illinois to Delaware and its name to "Elco Industries, Inc".

        In June 1989, the Company and Nagoya Screw Manufacturing Co., Ltd. ("Nagoya") formed a joint venture known as Rocknel Fastener, Inc. ("Rocknel"). Each company has a 50% interest in the venture. Elco and Nagoya have equal representation on the Board of Directors of Rocknel. Rocknel manufactures and sells fasteners to Japanese-owned manufacturers in North America.

        In May 1991, the Registrant purchased the busines and certain assets of the Bear-Kat Products division of Key Manufacturing Group, Inc. Bear-Kat Products markets a full line of fasteners and related items to the consumer/do-it-yourself (DIY) market.

   (b)  Financial Information about Industry Segments

        The information called for by Item 1 (b) is hereby incorporated by reference to the "Products and Major Customers" footnote of the Notes to Consolidated Financial Statements (Note 2, pages 30-31) of the Registrant's Annual Report to Stockholders for the year ended June 30, 1994.

   (c)  Narrative Description of Business

        (i) Principal Products

        The Registrant is a leading U.S. designer, manufacturer and supplier of specialty metal fasteners and custom-engineered metal and plastic components and products. The Registrant also offers a wide variety of packaged fasteners, fastening-related products and other hardware accessories to the do-it-yourself market. The Registrant's products can be classified in two groups: industrial products and home and construction products.

        Industrial products include engineered specialty fasteners and application-specific, cold-formed, precision metal stamped and plastic molded components and assemblies combining the three manufacturing disciplines, which are supplied to a variety of markets including the transportation, electrical and electronics, fabricated metal and other industrial markets. Industrial products are sold primarily to original equipment manufacturers.

        Home and construction products include a full line of fasteners, wire and fastening-related products packaged and merchandised for consumer use. This group is also involved in the design, manufacture and marketing of specialty product lines and fastening systems for the non-residential construction industry.

        The following table sets forth sales of these product groups for the years indicated:

                                            Year Ended June 30
                                 -----------------------------------------
                                    1994           1993           1992
                                 -----------   ------------   ------------

Industrial Products             $169,078,000   $145,308,000   $133,259,000
Home and Construction Products    56,823,000     53,871,000     56,078,000
                                ------------   ------------   ------------
Consolidated Sales              $225,901,000   $199,179,000   $189,337,000


        Registrant sells a portion of its products through its own employee sales organization which is paid on a salary plus commission basis. It also sells a portion of its products through independent manufacturer's representatives who are paid on a commission basis. These organizations are granted territories covering the United States. Each of the Registrant's segments has a separate sales force. The Registrant's relationships with its independent representatives are terminable by either party on short notice.

        (ii) Status of Product or Segment

        The Registrant does not contemplate the introduction of any new product or industry segment, other than in the ordinary course of manufacturing custom-designed products primarily to customer specifications. The manufacturing of custom-designed products will not require any substantial investment other than those capital expenditures required for modernization of equipment and for increased capacity for products.

        (iii) Source and Availability of Raw Materials

        The Registrant uses a variety of metals in the manufacture of its products, such as low and medium carbon steel, low alloy steel, stainless steel, aluminum, brass and commercial bronze. The Registrant also uses a variety of plastics for injection molding.
        The Registrant believes that its sources of supply of these materials are adequate for its needs and that it is not substantially dependent upon any one supplier.

        The Registrant purchases most products for DIY consumers from foreign suppliers for resale in the United States. As a manufacturer, the Registrant would not be competitive with foreign manufacturers of standard fasteners sold primarily to consumers. A majority of the imported products are sourced through international vendors and importing companies. These products are imported from a variety of countries, including Taiwan, Korea, India, Japan and several European countries. Taiwan is currently the largest single source country. There are many standard fastener sources throughout the world, and thus the loss of a major vendor of imported products would not have a material, adverse effect on the Registrant.

        (iv) Patents, Trademarks, Licenses, Franchises, and Concessions

        Registrant owns numerous patents relating to the design and manufacture of its products. Although the Registrant generally seeks to obtain patents where appropriate, it does not consider the success of its business to be dependent on any of its patents or patent applications.

        The Registrant is licensed on a non-exclusive basis to manufacture and sell a number of products primarily related to fasteners. These licenses require the payment of royalties based on sales of the licensed product. Sales of licensed products accounted for approximately $32.4 million in sales for the fiscal year ended June 30, 1994. The Registrant considers these licenses to be of importance to its business, and the termination of certain of these licenses would have a material, adverse effect upon the Registrant. These licenses are not terminable by the licensor, except by failure of the Registrant to pay royalties or meet quality standards. The Registrant does not anticipate that any of the license agreements will be terminated in the near future.

        The Registrant has a number of registered trademarks, but other than the trademark "Elco", none of these trademarks is considered to be material to the Registrant's sales or revenues.

        (v) Seasonal Variations in Business

        Sales and revenues of a material portion of the Registrant's business are normally stronger in the second half of the Registrant's fiscal year. Production levels are generally lower during the Registrant's first half of the fiscal year because of customer plant shutdowns due to summer vacations and the number of holidays scheduled during the month of December by both customers and the Registrant.

        (vi) Working Capital Practices

        The Registrant has not adopted nor does it intend to adopt practices, credit terms, or methods of doing business which will have a material effect on changes in working capital during its fiscal year.

        The seasonal changes in sales and revenues explained in paragraph (v) above normally do not place an undue strain on working capital requirements which would require short-term borrowings.

        (vii) Dependence Upon Limited Number of Customers

        In the fiscal year ended June 30, 1994, a material portion of the Registrant's sales were dependent on Ford Motor Company and General Motors Corp. The Registrant's sales to Ford Motor Company and General Motors Corp. accounted for 18% and 14%, respectively, of total consolidated sales during the fiscal year ended June 30, 1994. To the extent that sales to all or several divisions of Ford or General Motors would be terminated or materially reduced, there would be a material, adverse effect on the Registrant.

        (viii) Backlog

        The Registrant estimates that the total dollar amount of its backlog of orders believed to be firm as of June 30, 1994, and June 30, 1993, was approximately $52,100,000 and $40,600,000, respectively. The Registrant expects that substantially all of the current backlog will be shipped in the next 12 months. The Registrant does not consider the size of its backlog as of a given date to be significant relative to a forecast of annual sales because most orders are for short-term delivery. Furthermore, orders may be cancelled or delivery delayed by the customer without significant penalty.

        (ix) Government Contracts

        The Registrant is not dependent upon government contracts for a material portion of its business.

        (x) Competitive Conditions

        Industrial Products Segment

        The metal fastener and component business is highly competitive. Several competitors of the Registrant have greater financial resources and operate more facilities. However, the Registrant believes its knowledge and continued refinement of the cold-forming process, combined with close cooperation with customers' engineers, quality conformance and the capability to supply a wide range of fastener products required by its customers, have established Elco as a leader in the specialized fastener market. The Registrant considers the Camcar Division of Textron, the Shakeproof Division of Illinois Tool Works, SPS Technologies and Federal Screw Works to be among the major competitors of Elco's Industrial Products Group. The metal stamping and plastics parts businesses in which the Registrant is engaged are also highly competitive. There are numerous companies supplying metal stampings and plastic parts to the automotive industry. The Registrant believes that no one supplier is in a dominant position. The Registrant also encounters competition from supplier of fasteners and metal parts made by other processes, such as screw machines and powdered precision forming, as well as other fastening methods such as adhesives, epoxies, clips and plastic parts. Competition in this segment is based on quality, service, price and engineering capability.

        Home and Construction Products Segment

        The Registrant considers Hillman Fasteners, Crown Bolt and the
        Bulldog Jordan unit of Newell Co. to be the major copetitors of the home products portion of the Home and Construction Products Group. Competition is primarily based on service, price and merchandising capability. The Registrant believes that the major competitors of the construction products portion of this group include the Buildex and Ramset Divisions of Illinois Tool Works. Competition is based on quality, service, price and engineering capability.

        While the Registrant faces potential competition from foreign manufacturers, it does not believe it currently has significant direct foreign competitors in the markets it serves.

        (xi) Research and Development

        The Registrant spent approximately $2,900,000, $2,300,000 and $2,200,000 on new or existing product development projects during the fiscal years ended June 30, 1994, 1993 and 1992, respectively, none of which was customer sponsored. The Registrant believes that the amounts indicated above are not indicative of the total effort spent on developing new products and production processes, but the Registrant is not able to quantify all production related costs of such activities. Products are generally developed or improved as a result of providing engineering and design services for customer applications.

        (xii) Environmental Disclosures

        The Registrant believes that it is in compliance with federal, state and local laws and regulations. The Registrant believes that continued compliance will not have a material effect on the Registrant. For the fiscal year ended June 30, 1994, the Registrant spent approximately $230,000 on capital expenditures related to protection of the environment, and anticipates spending a somewhat higher amount in fiscal 1995 for such purposes.

        (xiii) Number of Employees

        The average number of persons employed by the Registrant during the fiscal year ended June 30, 1994, was approximately 1,971.

    (d) Foreign Operations and Export Sales

        The Registrant is not engaged in any material operations in foreign countries, nor is any material portion of its sales derived from foreign countries.

Item 2  Properties

        The Registrant's position as a leading manufacturer of fasteners and other components is due in large part to the efficiency of its manufacturing facilities. Over the years, the Registrant has expanded and modernized its manufacturing plants and has invest substantial sums in order to maintain up-to-date production capacity. The Registrant believes that its facilities both owned and leased, are in excellent condition and are suitable and adequate to meet the desired levels of productive capacity. Although there is minimal idle space, major expansion is not planned for the near future.

Certain information relating to the principal properties of the Registrant is set forth below:
                                                                Lease Expiration
                                                                     (including
                                                      Approximate     options
                                      Primary           Area in      to renew)
Location             Segment        Function(s)       Square Feet   or Ownership
- - --------             -------        -----------       -----------   ------------

Rockford, Illinois   Industrial   Corporate offices,    589,000        Owned
                     Products     Manufacturing

Rockford, Illinois   Industrial   Coating, Finishing    125,000         2009
                     Products     and Warehousing

Rockford, Illinois   Industrial   Manufacturing and      30,000        Owned
                     Products     Warehousing

Logansport, Indiana  Industrial   Manufacturing and      100,000       Owned
                     Products     Warehousing

Logansport, Indiana  Industrial   Coating and             24,000        2007
                     Products     Finishing

Logansport, Indiana  Industrial   Coating and             40,000       Owned
                     Products     Finishing

Mishawaka, Indiana   Industrial   Manufacturing          132,000       Owned
                     Products

Rockford, Illinois   Home and     Manufacturing,          51,000       Owned
                     Construction Packaging and
                     Products     Warehousing

Rockford, Illinois   Home and     Packaging and          138,000        2006
                     Construction Warehousing
                     Products

Goodlettsville,      Home and     Manufacturing,          71,000       Owned
Tennessee            Construction Packaging and
                     Products     Warehousing

Item 3  Legal Proceedings

        The Registrant is not a party to any material pending legal proceedings.

Item 4  Submission of Matters to a Vote of Security Holders

        There were no matters submitted during the fourth quarter of the year ended June 30, 1994, to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF REGISTRANT

The following named officers' terms of office expire on November 4, 1994:

Name               Age   Position and Business Experience during past five years
- - ----               ---   -------------------------------------------------------

John C. Lutz       55    President and Chief Executive Officer since June 1993;
                         President, Chief Operating Officer March 1991 -
                         June 1993; Vice President and Division Manager, Barber
                         Colman Co., 1985-1989

August F. DeLuca   50    Vice President-Finance and Chief Financial Officer

Derek M. Hasse     63    Vice President-Administration

Kenneth L. Heal    51    Secretary and Treasurer

Robert H. Rothkopf 49    President of Industrial Products Group since June
                         1993; Vice President-Marketing and Sales from
                         September 1989 - June 1993; previously served as
                         President of Camcar Division of Textron

James R. Stenberg  50    President of Home and Construction Products Group
                         since June 1993; previously was Group Vice President,
                         Consumer Products Group

There is no family relationship among the above named officers.

PART II

Item 5 Market for the Registrant's Common Stock and Related Security Holder Matters*

Item 6  Selected Financial Data*

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations*

        *The information called for by Items 5, 6, and 7 is hereby incorporated by reference to the following captions on the pages indicated in the Registrant's Annual Report to Stockholders for the year ended June 30, 1994 and made a part hereof:

                                                                  Page(s) in
        Item   Caption in Annual Report                         Annual Report
        ----   ------------------------                         -------------

          5    Stock Prices and Other Market Information             42
               Long-Term Debt (Note 7, seventh paragraph)            32

          6    Eleven-Year Summary of Selected Financial Data       40-41

          7    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations               23-26

Item 8  Financial Statements and Supplementary Data

        The information called for by Item 8 is hereby incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended June 30, 1994 as set forth in the Index to Consolidated Financial Statements and Schedules (see item 14) and made a part hereof.

Item 9  Disagreements on Accounting and Financial Disclosure

        No Form 8-K was filed within the twenty-four months prior to June 30, 1994, reporting a change of accountants involving a disagreement on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10 Directors and Executive Officers of the Registrant

        Except for the information relating to the executive officers of the Registrant, set forth in Part I of this report, the information called for by Item 10 is hereby incorporated by reference to the captions entitled "Election of Directors" and "Other Information" on pages 4-6 and caption entitled "Section 16 Compliance" on page 14 of the Registrant's Proxy Statement in connection with its Annual Meeting of Stockholders on November 4, 1994, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant's fiscal year ended June 30, 1994 and made a part hereof.

Item 11 Executive Compensation

        The information called for by Item 11 is hereby incorporated by reference to the captions entitled "Compensation of Executive
        Officers" on pages 10-13 of the Registrant's Proxy Statement in connection with its Annual Meeting of Stockholders on November 4, 1994, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant's fical year ended June 30, 1994, and made a part hereof.

Item 12 Security Ownership of Certain Beneficial Owners and Management

        This information is incorporated by reference to the caption entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 2-4 of the Registrant's Proxy Statement in connection with its Annual Meeting of Stockholders on November 4, 1994, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant's fiscal year ended June 30, 1994, and made a part thereof.

Item 13 Certain Relationships and Related Transactions

        The information called for by Item 13 is hereby incorporated by reference to the captions entitled "Other Information" on pages 6-7 and "Certain Beneficial Owners" on page 3 of the Registrant's Proxy Statement in connection with its Annual Meeting of Stockholders on November 4, 1994, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant's fiscal year ended June 30, 1994, and made a part thereof.


PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

a. Index to Consolidated Financial Statements and Schedules


                                                          Reference
                                               -------------------------------
                                                Form 10-K       Annual Report
                                               Annual Report    to Stockholders
                                                   Page             Page(s)
                                               -------------    --------------

   Data incorporated by reference to
    Registrant's Annual Report to Stockholders for the year ended June 30, 1994:

   Consolidated Balance Sheets at June 30, 1994
     and 1993                                                        27

   Statements of Consolidated Income for the
     years ended June 30, 1994, 1993 and 1992                        28

   Statements of Consolidated Stockholders'
     Equity for the years ended June 30, 1994,
     1993 and 1992                                                   28

   Statements of Consolidated Cash Flows for the
     years ended June 30, 1994, 1993 and 1992                        29

   Notes to Consolidated Financial Statements                      30-36

   Report of Independent Accountants                                 38

Report of Independent Accountants                      S-1

Financial Statement Schedules:

   V.    Property, Plant and Equipment                 S-2

   VI.   Accumulated Depreciation and Amortization
           of Property, Plant and Equipment            S-3

   VIII. Reserves                                      S-4

   IX.   Short-Term Borrowings                         S-5

   X.    Supplementary Income Statement Information    S-6

        Schedules other than those listed above have been omitted either because the required information is contained in notes to the consolidated financial statements or because of the absence of the conditions under which the schedules are required.

        b. A report on Form 8-K was filed on June 17, 1994 reporting a share purchase agreement. The report was dated June 15, 1994.

        c.  The following exhibits are filed as part of this report:

            (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation
                or Succession

                (2.1) Asset Purchase Agreement--Bear-Kat Products division of
                      Key Manufacturing Group (filed as Exhibit 2.1 to Registrant's Form 8-K dated May 22, 1991, and incorporated herein by reference).

            (3) Articles of Incorporation and By-Laws

                (3.1) Registrant's Certificate of Incorporation including all amendments.

                (3.2) Registrant's By-Laws (filed as Exhibit 3.2 to
                      Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

            (4) Instruments defining the rights of security holders

                (4.1) Note Agreement dated August 15, 1986 (filed as Exhibit
                      4.9 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

                (4.2) Amendments dated September 26, 1988 and November 9,
                      1988 to Note Agreement dated August 15, 1986 (filed as
                      Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

                (4.3) Amendment dated December 12, 1989 to Note Agreement dated
                      August 15, 1986 (filed as Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1990, and incorporated herein by reference).

                (4.4) Amendment dated May 1, 1991 to Note Agreement dated
                      August 15, 1986 (filed as Exhibit (4.12) to Registrant's Annual Report on Form 10-K for the year ended June 30, 1991, and incorporated herein by reference).

                (4.5) Stockholder Rights Agreement dated January 20, 1988
                      (filed as Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

                (4.6) Amendment dated June 24, 1988 to Stockholder Rights
                      Agreement dated January 20, 1988 (filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

                (4.7) Loan Agreements dated December 1, 1989 (filed as
                      Exhibit (4.23) to Registrant's Annual Report on Form 10-K for the year ended June 30, 1990, and incorporated herein by reference).

                (4.8) Loan Agreement dated April 16, 1991 (filed as Exhibit
                      (4.18) to Registrant's Annual Report on Form 10-K for the year ended June 30, 1991, and incorporated herein by reference).

                (4.9) Amendments dated April 24, 1992 to Loan Agreement dated
                      April 16, 1991 (filed as Exhibit (4.19) to Registrant's Annual Report on Form 10-K for the year ended June 30, 1992, and incorporated herein by reference).

               (4.10) Amendments dated April 30, 1992 to Note Agreement dated
                      August 15, 1986 and Loan Agreement dated April 16, 1991 (filed as Exhibit (4.20) to Registrant's Annual Report on Form 10-K for the year ended June 30, 1992, and incorporated herein by reference).

               (4.11) Loan Agreement dated September 1, 1993.

               (4.12) Loan Agreement dated September 1, 1993.

          (10) Material Contracts

               (10.1) Lease Agreement dated August 2, 1984 with Rowe Development
                      Company (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

               (10.2) First Amendment dated April 27, 1992 to Lease Agreement dated August 2, 1984 (filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

               (10.3) Second Amendment dated October 22, 1992 to Lease
                      Agreement dated August 2, 1984 (filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

               (10.4) License dated January 14, 1980 with Illinois Tool
                      Works, Inc. (filed as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

               (10.5) Amendment dated June 3, 1991 to License dated January
                      14, 1980 (filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

               (10.6) License dated April 6, 1967 with Camcar Division of
                      Textron, Inc. (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

               (10.7) Amendment dated July 1, 1988 to license dated April 6,
                      1967 with Camcar Division of Textron, Inc. (filed as
                      Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

               (10.8) License dated October 11, 1966 with Research
                      Engineering and Manufacturing, Inc. (filed as Exhibit
                      10.8 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

               (10.9) Sublease Agreement dated March 14, 1986 with Parkside
                      Warehouse, Inc. (filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

              (10.10) Joint Venture Agreement between Nagoya Screw
                      Manufacturing Co., Ltd. and Elco Industries, Inc. dated June 14, 1989 and effective July 1, 1989.

              (10.11) Letter Agreements dated June 27, 1989, July 17, 1989 and August 18, 1989 between Elco Industries, Inc. and Okabe Company Limited.

              (10.12) Stock Purchase Agreement dated June 7, 1994 between Elco
                      Industries, Inc. and Okabe Company Limited (filed as
                      Exhibit 10 to Registrant's Form 8-K dated June 17,
                      1994, and incorporated herein by reference).

              (10.13) Elco Industries, Inc. Performance Share Plan adopted
                      October 28, 1988 (filed as Exhibit (10.13) to Registrant's Annual Report on Form 10-K for the year ended June 30, 1990, and incorporated herein by reference).

              (10.14) Elco Industries, Inc. 1991 Stock Option Plan (filed as
                      Exhibit (10.13) to Registrant's Annual Report on Form 10-K for the year ended June 30, 1992, and incorporated herein by reference).

              (10.15) Elco Industries, Inc. 1992 Stock Option Plan For
                      Non-Employee Directors (filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

              (10.16) Stock Compensation Plan for Non-Employee Directors
                      (filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

          (11) Computation of Per Share Earnings.

          (13) Annual Report to Stockholders for the year ended June 30, 1994.

          (21) Subsidiaries of Registrant.

          (23) Consent of Independent Accountants.

          (27) Financial Data Schedule

      --------------------------------------------------------------------------
      With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Registrant's Annual Report to Stockholders for the year ended June 30, 1994 is not to be deemed "filed" as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ELCO INDUSTRIES, INC.


          September  21, 1994           By:    John C. Lutz
                                               John C. Lutz
                                                 President
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              Date                               Signature
              ----                               ---------

          September    21, 1994                John C. Lutz
                                               John C. Lutz
                                                 President
                                          Chief Executive Officer
                                                 Director

          September    21, 1994              August F. DeLuca
                                             August F. DeLuca
                                          Vice President-Finance
                                          Chief Financial Officer

          September    21, 1994               Kenneth L. Heal
                                              Kenneth L. Heal
                                            Secretary/Treasurer
                                         Chief Accounting Officer

          September    21, 1994               Robert L. Berner, Jr.
                                              Robert L. Berner, Jr.
                                                 Director

          September    21, 1994               Milton R. Brown
                                              Milton R. Brown
                                                 Director

          September    21, 1994               Carl J. Dargene
                                              Carl J. Dargene
                                                 Director

          September    21, 1994               G. Robert Evans
                                              G. Robert Evans
                                                 Director

          September    21, 1994               Wayne P. Lockwood
                                              Wayne P. Lockwood
                                                 Director

          September    21, 1994               Jack W. Packard
                                              Jack W. Packard
                                                 Director

          September   21, 1994                David D. Peterson
                                              David D. Peterson
                                                 Director

          September   21, 1994                James H. Rilott
                                              James H. Rilott
                                                 Director

                        Report of Independent Accountants


Our report on the consolidated financial statements of Elco Industries, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from the 1994 Annual Report to Stockholders of Elco Industries, Inc. and appears on page 38 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 9 of this Annual Report on Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

Rockford, IL                             Coopers & Lybrand L.L.P.
August 5, 1994
                                 Page S-1


Schedule V

                                             ELCO INDUSTRIES, INC.
                                         AND CONSOLIDATED SUBSIDIARIES

                                          Property, Plant and Equipment
                                For the Years Ended June 30, 1994, 1993 and 1992
  Column A                            Column B        Column C      Column D        Column E         Column F

                                     Balance at      Additions     Retirements        Other         Balance at
Classification                       Beginning          At              Or          Changes            End
                                     Of Period         Cost         Disposals      Add (Deduct)     Of Period

Year Ended June 30, 1994:
 Land                               $    448,822                                                  $    448,822
 Land and leasehold improvements       3,074,135    $   186,283                                      3,260,418
 Buildings and building equipment     23,287,277        875,679                  $  888,980 (A)     25,051,936
 Machinery and equipment             105,083,640      9,100,703    $2,086,243     2,360,029 (A)    114,458,129
 Furniture and office equipment        8,448,227        714,794       686,858        12,789 (A)      8,488,952
 Construction in progress              3,261,798      1,510,385                  (3,261,798)(A)      1,510,385
                                    ------------    -----------    ----------    ----------       ------------
   Total                            $143,603,899    $12,387,844    $2,773,101    $   -0-          $153,218,642
                                    ============    ===========    ==========    ==========       ============

Year Ended June 30, 1993:
 Land                               $    416,322    $    36,000    $    3,500                     $    448,822
 Land and leasehold improvements       3,005,644         92,118        23,627                        3,074,135
 Buildings and building equipment     22,838,846        395,380        17,838    $   70,889 (A)     23,287,277
 Machinery and equipment             101,184,230      4,878,027     2,316,559     1,337,942 (A)    105,083,640
 Furniture and office equipment        7,805,127        656,736        29,377        15,741 (A)      8,448,227
 Construction in progress              1,174,954      3,511,416                  (1,424,572)(A)      3,261,798
                                    ------------    -----------    ----------    ----------       ------------
   Total                            $136,425,123    $ 9,569,677    $2,390,901    $   -0-          $143,603,899
                                    ============    ===========    ==========    ==========       ============

Year Ended June 30, 1992:
 Land                               $    416,322                                                  $    416,322
 Land and leasehold improvements       2,580,873    $   424,771                                      3,005,644
 Buildings and building
  equipment                           22,135,194      1,053,652    $  350,000                       22,838,846
 Machinery and equipment              95,635,122      6,339,644     1,894,934    $1,104,398 (A)    101,184,230
 Furniture and office equipment        6,929,713      1,557,352       681,938                        7,805,127
 Construction in progress              1,104,398      1,174,954                  (1,104,398)(A)      1,174,954
                                    ------------    -----------    ----------    ----------       ------------
   Total                            $128,801,622    $10,550,373    $2,926,872    $   -0-          $136,425,123
                                    ============    ===========    ==========    ==========       ============


NOTES:

(A) Reclassification of completed construction.

The principal depreciation lives used are as follows:

     Land and leasehold improvements-- 5 - 20 years
     Buildings and building equipment-- 5 - 50 years
     Machinery and equipment-- 3 - 15 years
     Furniture and office equipment-- 3 - 10 years

Property, Plant and Equipment is depreciated or amortized over the estimated service lives or lease period using the straight-line method.

                              Page S-2


Schedule VI

                                       ELCO INDUSTRIES, INC.
                                   AND CONSOLIDATED SUBSIDIARIES

                               Accumulated Depreciation and Amortization
                                    Of Property, Plant and Equipment
                            For the Years Ended June 30, 1994, 1993 and 1992

  Column A                            Column B      Column C       Column D      Column F

                                                    Additions
                                      Balance at   Charged to     Retirements   Balance at
Classification                        Beginning     Costs and         Or            End
                                      Of Period      Expenses      Disposals     Of Period

Year Ended June 30, 1994:
   Land and leasehold improvements   $ 1,738,557    $  269,225                  $ 2,007,782
   Buildings and building equipment    9,834,100       801,170                   10,635,270
   Machinery and equipment            59,538,116     7,675,726    $1,638,573     65,575,269
   Furniture and office equipment      5,071,813     1,134,788       523,611      5,582,990
                                     -----------    ----------    ----------    -----------
     Total                           $76,182,586    $9,880,909    $2,162,184    $83,901,311
                                     ===========    ==========    ==========    ===========

Year Ended June 30, 1993:
   Land and leasehold improvements   $ 1,482,644    $  264,636    $    8,723    $ 1,738,557
   Buildings and building equipment    9,105,148       746,612        17,660      9,834,100
   Machinery and equipment            54,309,902     7,129,956     1,901,742     59,538,116
   Furniture and office equipment      4,093,593       988,164         9,944      5,071,813
                                     -----------    ----------    ----------    -----------
     Total                           $68,991,287    $9,129,368    $1,938,069    $76,182,586
                                     ===========    ==========    ==========    ===========

Year Ended June 30, 1992:
   Land and leasehold improvements   $ 1,227,654    $  254,990                  $ 1,482,644
   Buildings and building equipment    8,732,500       722,648    $  350,000      9,105,148
   Machinery and equipment            48,745,940     6,873,835     1,309,873     54,309,902
   Furniture and office equipment      3,863,352       911,304       681,063      4,093,593
                                     -----------    ----------    ----------    -----------
     Total                           $62,569,446    $8,762,777    $2,340,936    $68,991,287
                                     ===========    ==========    ==========    ===========

                                     Page S-3

Schedule VIII

                                          ELCO INDUSTRIES, INC.
                                      AND CONSOLIDATED SUBSIDIARIES

                                                  Reserves
                              For the Years Ended June 30, 1994, 1993 and 1992
  Column A                            Column B        Column C               Column D       Column E
                                                      Additions
                                                  --------------------
  Description                                     Charged
                                      Balance at  To Costs    Charged        Deductions      Balance
                                      Beginning      And      To Other          From          At End
                                      Of Period   Expenses    Accounts        Reserves      Of Period

Year Ended June 30, 1994:
 Valuation account deducted from
   assets to which it applies--
   Allowance for doubtful accounts    $475,000    $30,236       -0-          $ 32,236 (B)    $473,000

Year Ended June 30, 1993:
 Valuation account deducted from
   assets to which it applies--
   Allowance for doubtful accounts    $335,000    $195,178    $27,313 (A)    $ 82,491 (B)    $475,000

Year Ended June 30, 1992:
 Valuation account deducted from
   assets to which it applies--
   Allowance for doubtful accounts    $307,000    $ 88,581    $68,479 (A)    $129,060 (B)    $335,000

(A) Recoveries on accounts previously written off.
(B) Uncollectible accounts written off.

                             Page S-4

Schedule IX

                                       ELCO INDUSTRIES, INC.
                                   AND CONSOLIDATED SUBSIDIARIES

                                        Short-Term Borrowings
                          For the Years Ended June 30, 1994, 1993 and 1992
       Column A           Column B   Column C      Column D           Column E      Column F

     Category of                     Weighted   Maximum Amount     Average Amount Weighted Average
      Aggregate            Balance   Average      Outstanding       Outstanding   Interest Rate
      Short-Term            At End   Interest      During the        During the    During the
    Borrowings (A)        Of Period     Rate         Period          Period (B)    Period (C)

Year Ended June 30, 1994:
   Bank notes payable        -0-        -0-            -0-               -0-          -0-

Year Ended June 30, 1993:
   Bank notes payable        -0-        -0-            -0-               -0-          -0-

Year Ended June 30, 1992:
   Bank notes payable        -0-        -0-        $5,200,000        $1,852,186        6%


(A) Lines of credit are maintained at various banks for short-term borrowings and amounted to
    $18,000,000, $18,000,000 and $20,500,000 at June 30, 1994, 1993 and 1992, respectively.
    These lines, generally reviewed annually for renewal, are subject to the usual terms and conditions applied by banks.

(B) Average amounts outstanding are weighted averages based upon actual days outstanding.

(C) Annual weighted average interest rates are determined based on daily outstanding principal amounts and exclude costs of maintaining lines of credit.

                             Page S-5

Schedule X

                                   ELCO INDUSTRIES, INC.
                               AND CONSOLIDATED SUBSIDIARIES

                          Supplementary Income Statement Information
                         For the Years Ended June 30, 1994, 1993 and 1992

    Column A                               Column B
                                 Charged to Costs and Expenses
                           ------------------------------------------

      Item                    1994            1993            1992

Maintenance and repairs    $6,403,946      $5,801,522      $6,047,494


                              Page S-6