Form 10-Q
period 1994-09-30
ELCO INDUSTRIES INC
filed 1994-11-09
CIK 32013

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-5181

ELCO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation of organization)

36-1033080
(I.R.S. Employer Identification No.)

1111 SAMUELSON ROAD, P.O. BOX 7009, ROCKFORD, ILLINOIS
(Address of principal executive offices)

61125
(Zip Code)

(815) 397-5151
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1994, 4,914,337 shares of common stock of the Registrant were outstanding.

                      PART I.  FINANCIAL INFORMATION



The condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods.


     Incorporated herein is the following unaudited financial information (except for the Consolidated Condensed Balance Sheet as of June 30, 1994, which is derived from audited financial information):

        Consolidated Condensed Balance Sheets as of September 30, 1994 and June 30, 1994.

        Consolidated Condensed Income Statements for the three-month periods ended September 30, 1994 and 1993.

        Statements of Consolidated Cash Flows for the three-month periods ended September 30, 1994 and 1993.

        Notes to Consolidated Condensed Financial Statements.

        Management's Discussion and Analysis of Results of Operations and Financial Position.

                           ELCO INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)

                                              September 30      June 30
                                                   1994           1994


ASSETS
Current Assets
  Cash and cash equivalents                     $    817       $  3,861
  Accounts receivable - less
    allowances (September 30,
    $513; June 30, $473)                          34,208         32,684
  Inventories                                     27,120         25,652
  Deferred taxes on income                         2,093          2,055
  Prepaid and other current assets                   718            562

      Total current assets                        64,956         64,814

Property, Plant and Equipment
  Land                                               449            449
  Land and leasehold improvements                  3,263          3,260
  Buildings and building equipment                25,517         25,052
  Machinery and equipment                        117,865        114,458
  Furniture and office equipment                   8,724          8,489
  Construction in progress                         1,899          1,510

      Total                                      157,717        153,218
  Less accumulated depreciation and
    amortization                                  86,406         83,901
      Property, plant and equipment-net           71,311         69,317

Intangibles, Net                                   9,957         10,101
Investment in and Advances to Unconsolidated
  Affiliate                                        2,075          1,908
Other Assets                                       5,309          5,324

TOTAL                                           $153,608       $151,464


See Notes to Consolidated Condensed Financial Statements.

                           ELCO INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)

                                              September 30      June 30
                                                   1994           1994


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable - trade creditors              $ 12,362       $ 12,845
Current maturities of long-term obligations        4,430          4,437
Bank notes payable                                 2,000
Accrued liabilities:
  Salaries, wages and commissions                  3,227          5,001
  Compensated absences                             2,572          2,234
  Federal and state taxes on income                2,173            736
  Other taxes                                      1,357          1,189
  Retirement plans                                 1,082            961
  Interest                                         1,144            764
  Other                                            3,078          3,267

      Total current liabilities                   33,425         31,434

Long-Term Debt                                    39,852         41,860
Contingencies
Deferred Taxes on Income                           8,094          8,117
Other Deferred Liabilities                         5,074          5,087
Stockholders' Equity
  Capital stock:
    Preferred - Authorized,
    250,000 shares at $1 par value;
    issued and outstanding - none
    Common - Authorized, 20,000,000
    shares at $5 par value; issued
    September 30 and June 30,
    4,987,635 shares                              24,938         24,938
  Additional paid-in capital                       7,831          7,872
  Retained earnings                               35,739         34,048
      Total                                       68,508         66,858
  Less common stock in treasury
    at cost-September 30, 73,298 shares;
    June 30, 103,081 shares                        1,345          1,892
      Total stockholders' equity                  67,163         64,966

TOTAL                                           $153,608       $151,464

See Notes to Consolidated Condensed Financial Statements.

                              ELCO INDUSTRIES, INC.
                CONSOLIDATED CONDENSED INCOME STATEMENTS
             (Dollars in thousands except per share amounts)

                                                  Three Months Ended
                                                     September 30,
                                                 1994             1993

Net sales                                       $ 59,805       $ 52,877
Cost of products sold                             48,064         42,064
Gross profit                                      11,741         10,813
Selling and administrative expenses                7,002          6,721
Income from operations                             4,739          4,092
Interest expense                                     809            814
Interest income                                       24             45
Income before provision for taxes and
  equity in income (loss) of unconsolidated
  affiliate                                        3,954          3,323
Provision for taxes on income:
  Current:
    Federal                                        1,351          1,003
    State                                            331            314
  Deferred                                           (61)            62
    Total provision for taxes on income            1,621          1,379
Income before equity in income (loss) of
  unconsolidated affiliate                         2,333          1,944
Equity in income (loss) of unconsolidated
  affiliate                                           91            (19)

Net income                                      $  2,424       $  1,925


Net income per common share                     $    .50       $    .39

Dividends per common share                      $    .15       $    .13

Weighted average number of shares outstanding  4,886,148      4,980,174

See Notes to Consolidated Condensed Financial Statements.

                           ELCO INDUSTRIES, INC.
                  STATEMENTS OF CONSOLIDATED CASH FLOWS
                         (Dollars in thousands)
                                                  Three Months Ended
                                                     September 30,
                                                  1994            1993
Cash flows from operating activities:
Net income                                      $  2,424        $  1,925
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization of property,
    plant and equipment                            2,714           2,551
  Amortization of intangibles                        144             149
  Loss (gain) on retirement and disposal of
    property, plant and equipment                     (1)             24
  Change in assets and liabilities:
    Accounts receivable                           (1,524)            305
    Inventories                                   (1,468)         (1,628)
    Prepaid and other current assets                (156)           (120)
    Accounts payable                                (483)         (2,201)
    Accrued liabilities                              528           1,104
    Deferred taxes on income                         (61)            143
    Other deferred liabilities                       (13)             31
  ESOP contribution from common and treasury shares  459
  Equity in loss (income) of unconsolidated
    affiliate                                        (91)             19
  Other                                               15              13
    Net cash provided by operating activities      2,487           2,315

Cash flows from investing activities:
  Additions to property, plant and equipment      (4,712)         (3,271)
  Proceeds from retirement and disposal of
    property, plant and equipment                      5             228
  Increase in other assets                                          (303)
  Advances to unconsolidated affiliate               (76)             (5)
    Net cash required for investing activities    (4,783)         (3,351)

Cash flows from financing activities:
  Proceeds from long-term debt                                     7,000
  Payments on long-term debt                      (2,008)         (9,007)
  Payments on long-term lease obligations             (7)            (12)
  Increase in bank notes payable                   2,000
  Dividends paid                                    (733)           (648)
 Net cash required for financing activities         (748)         (2,667)

Net decrease in cash and cash equivalents         (3,044)         (3,703)
Cash and cash equivalents at beginning of year     3,861           8,013

Cash and cash equivalents at end of period      $    817        $  4,310

Cash paid for:  Interest                        $    477        $    628
                Income taxes                    $    244        $    514

See Notes to Consolidated Condensed Financial Statements.

                           ELCO INDUSTRIES, INC.
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollars in thousands except per share amounts)

1.      ACCOUNTING POLICIES

            The consolidated condensed balance sheet as of September 30, 1994, the consolidated condensed income statements for the three month periods ended September 30, 1994 and 1993, and the statements of consolidated cash flows for the three month periods ended September 30, 1994 and 1993 have been prepared by the Company without audit. The June 30, 1994 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1994 and for all periods presented have been made.

            In October 1994, The Financial Accounting Standard Board issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" and requires additional disclosures about derivative financial instruments including interest rate swaps.

            The Company enters into interest rate swap agreements with the objective of converting fixed rate debt to variable rate debt in order to take advantage of lower variable rates expected over the period of the swap. The swaps are settled every six months and the effect is recorded as an increase or decrease to current interest expense during the appropriate six-month period.

            Certain other information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 annual report to stockholders. The results of operations for the period ended September 30, 1994 are not necessarily indicative of the operating results for the full year.

2.      INVENTORIES

            Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 49% and 46% of the Company's inventories at September 30 and June 30, 1994, respectively, and by the first-in, first-out (FIFO) and actual cost methods for all other inventories. The inventories are summarized as follows:
                                            September 30        June 30
                                                1994              1994

           Raw materials and supplies         $14,315           $13,350
           Work in process                      9,758             8,609
           Finished goods                      12,026            12,288
                                               36,099            34,247
           Less LIFO reserve                   (8,979)           (8,595)
           Total                              $27,120           $25,652


            The replacement cost of inventories at September 30 and June 30, 1994 approximates FIFO value.

3.      LONG-TERM DEBT

            The Company must meet certain debt covenants. Under the most restrictive covenant, $3,642 of retained earnings at September 30, 1994 is not restricted as to payments of dividends. The agreements include a change in control provision which may result in a prepayment penalty and all unpaid principal and interest due immediately.

4.      SHORT-TERM LINES OF CREDIT

            At September 30, 1994, the Company had bank lines of credit permitting borrowing up to an aggregate of $18,000 at the banks' corporate base rate or a fixed rate (at the option of the Company) as defined in the agreements. The lines require no compensating balances or commitment fees. The lines, generally reviewed annually for renewal, are subject to the usual terms and conditions applied by the banks. At September 30, 1994, $2,000 of the lines were used.

5.      TAXES ON INCOME

            The effective tax rate for the periods ended September 30, 1994 and 1993 were 41.0% and 41.5%, respectfully.

6.      CONTINGENCIES

            The Company is currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. There have been no material changes in any of these matters since June 30, 1994 and no additional liability has been recorded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
            FINANCIAL POSITION


General

The Company's products are classified into two segments: Industrial Products and Home and Construction Products. The following tabulation sets forth the sales and income from operations of each product segment for the periods indicated and the percentage of total sales.

                             Qtr        %        Qtr        %
                            Ended       Of      Ended       Of        %
                           9/30/94    Total    9/30/93    Total    Change
                           (000's)             (000's)

NET SALES:

    Industrial             $44,007    73.6%    $37,466    70.9%    17.5 %
    Home and Construction   15,798    26.4%     15,411    29.1%     2.5 %

Consolidated Net Sales     $59,805   100.0%    $52,877   100.0%    13.1 %


                             Qtr        %        Qtr        %
                            Ended       Of      Ended       Of        %
                           9/30/94    Sales    9/30/93    Sales    Change
                           (000's)             (000's)

INCOME FROM OPERATIONS:

    Industrial             $ 4,465    10.1%    $ 2,997     8.0%    49.0 %
    Home and Construction      814     5.2%      1,928    12.5%   (57.8)%
                             5,279               4,925
    Corporate expenses        (540)               (833)

Total Income from
  Operations               $ 4,739     7.9%    $ 4,092     7.7%    15.8 %

The following table presents, for the periods indicated, certain information derived from the Consolidated Condensed Income Statements of the Company expressed as percentages of net sales and the percentage changes in the dollar amount of such items compared to the prior period.

                          Percentage of Net Sales     Percentage Increase
                                                          (Decrease)
                            Three Months Ended         Three Months Ended
                               September 30,           September 30, 1994
                              1994        1993             over 1993
Net sales                    100.0       100.0                13.1
Cost of products sold         80.4        79.6                14.3
Gross profit                  19.6        20.4                 8.6
Selling and administrative
  expenses                    11.7        12.7                 4.2
Income from operations         7.9         7.7                15.8
Interest expense               1.3         1.5                 (.6)
Interest income                             .1               (46.7)
Income before provision
  for taxes and equity in
  income (loss) of uncon-
  solidated affiliate          6.6         6.3                19.0
Provision for taxes on
  income                       2.7         2.6                17.5
Income before equity
  in income (loss) of uncon-
  solidated affiliate          3.9         3.7                20.0
Equity in income (loss) of
  unconsolidated affiliate      .2         (.1)

Net income                     4.1         3.6                25.9


RESULTS OF OPERATIONS

Three Month Period Ended September 30, 1994 Compared To The Three Month Period Ended September 30, 1993.

Net sales increased $6,928 or 13.1% primarily due to a 17.5% increase in the Industrial Products Group. Market-focused efforts for non-automotive business, especially computer and off-road construction equipment, produced sales increases exceeding the increases in automotive markets. Sales in the Home and Construction Products Group were about as planned and included shipments of new programs to two major home center customers. These shipments more than offset business lost during the past year with two significant retail customers.

Consolidated gross profit remained constant at approximately 20% of net sales. While costs in the Industrial Products Group increased at a rate lower than the rate of sales increase, higher costs related to initial stocking and product introduction associated with the new business depressed the margins in the Home and Construction Products Group.

Selling and administrative expenses decreased from 12.7% of net sales to 11.7% due to cost containment efforts and to the fixed nature of certain of the expenses.

Net interest expense was approximately the same in both periods. Lower levels of debt were offset by higher interest rates on variable rate debt and a less favorable effect of interest rate swap agreements.

The effective income tax rate decreased from 41.5% to 41.0% due to the reduced effect of certain non-deductible expenses.

The Company's share of the results of operations of Rocknel Fastener, Inc., a joint venture company, improved from a loss of $19 to income of $91 due to higher customer demand and the introduction of new higher margin products.

Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The effects of this change were immaterial, and, accordingly, no cumulative effect adjustment for the adoption was required.

NEW ACCOUNTING PRONOUNCEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in thousands)

The following tabulation provides a summary of Changes in Consolidated Cash Flows for the periods indicated.

                                                     Three Months Ended
                                                        September 30
                                                     1994          1993
                                                       (in thousands)

Cash provided by (required for):
  Operating Activities                             $2,487        $2,315
  Investment Activities                            (4,783)       (3,351)
  Financing Activities                               (748)       (2,667)
Net cash required                                  (3,044)       (3,703)
Balance at the beginning of the period              3,861         8,013
Balance at the end of the period                   $  817        $4,310


Working capital at September 30, 1994 was $31,531 or approximately 13% of annualized sales, a level somewhat below the level the Company considers normal. This is reflective of the use of cash and short-term borrowing to finance an increase in inventories to support the higher anticipated level of sales and to finance purchases of capital expenditures that had a high level of concentration in the first quarter. The Company anticipates that capital expenditures will approximate $14,500 for the fiscal year, more than 30% of which was incurred in the first quarter.

At September 30, 1994, the Company had $18,000 of bank lines of credit, $2,000 of which was used.

The Company believes that anticipated funds from operations and additional use of the lines of credit during the next quarter will satisfy the Company's projected cash requirements during the balance of the fiscal year.

                        PART II. OTHER INFORMATION


Item 1. Legal proceedings - There have been no material developments in the legal proceedings addressed in the report on Form 10-K for June 30, 1994.

Item 2. Changes in the rights of the Company's security holders - inapplicable this quarter.

Item 3. Defaults by the Company on its senior securities - inapplicable this quarter.

Item 4. Results of votes of security holders - In accordance with the Company's Certificate of Incorporation which provides for a classified Board of Directors, three directors were elected at the annual meeting of stockholders held November 4, 1994. Proxies were solicited pursuant to Regulation 14A under the Act. There was no solicitation in opposition to management's nominees as listed in the proxy statement and all nominees were elected.

Item 5.  Other information - inapplicable this quarter.

Item 6a. Exhibits - No exhibits are required this quarter.

Item 6b. Reports on Form 8-K - no reports on Form 8-K were filed for the three-month period ended September 30, 1994.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ELCO INDUSTRIES, INC.



Date:  November 9, 1994               /s/ John C. Lutz
                                      John C. Lutz, President and Chief
                                      Executive Officer



Date:  November 9, 1994               /s/ August F. DeLuca
                                      August F. DeLuca, Vice President -
                                      Finance and Chief Financial Officer