Form 10-Q
period 1994-12-31
ELCO INDUSTRIES INC
filed 1995-02-13
CIK 32013

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At February 3, 1995, 4,949,914 shares of common stock of the Registrant were outstanding.

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

        Consolidated Condensed Balance Sheets as of December 31, 1994 and June 30, 1994.

        Consolidated Condensed Income Statements for the three-month and six-month periods ended December 31, 1994 and 1993.

        Statements of Consolidated Cash Flows for the six-month periods ended December 31, 1994 and 1993.

        Notes to Consolidated Condensed Financial Statements.

        Management's Discussion and Analysis of Results of Operations and Financial Position.

                          ELCO INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)

                                               December 31      June 30
                                                   1994           1994


ASSETS
Current Assets
  Cash and cash equivalents                     $  1,769       $  3,861
  Accounts receivable - less
    allowances (December 31,
    $527; June 30, $473)                          29,086         32,684
  Inventories                                     26,072         25,652
  Deferred taxes on income                         2,136          2,055
  Prepaid and other current assets                   674            562

      Total current assets                        59,737         64,814

Property, Plant and Equipment
  Land                                               449            449
  Land and leasehold improvements                  3,303          3,260
  Buildings and building equipment                25,841         25,052
  Machinery and equipment                        120,346        114,458
  Furniture and office equipment                   8,929          8,489
  Construction in progress                         2,795          1,510

      Total                                      161,663        153,218
  Less accumulated depreciation and
    amortization                                  88,874         83,901
      Property, plant and equipment-net           72,789         69,317

Intangibles, Net                                   9,812         10,101
Investment in and Advances to Unconsolidated
  Affiliate                                        2,081          1,908
Other Assets                                       5,426          5,324

TOTAL                                           $149,845       $151,464


See Notes to Consolidated Condensed Financial Statements.

                          ELCO INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)

                                               December 31      June 30
                                                   1994           1994


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable - trade creditors              $ 10,311       $ 12,845
Current maturities of long-term obligations        4,430          4,437
Bank notes payable                                 2,000
Accrued liabilities:
  Salaries, wages and commissions                  2,346          5,001
  Compensated absences                             2,993          2,234
  Federal and state taxes on income                   92            736
  Other taxes                                      1,393          1,189
  Retirement plans                                 1,321            961
  Interest                                           789            764
  Other                                            3,546          3,267

      Total current liabilities                   29,221         31,434

Long-Term Debt                                    38,645         41,860
Contingencies
Deferred Taxes on Income                           8,035          8,117
Other Deferred Liabilities                         5,283          5,087
Stockholders' Equity
  Capital stock:
    Preferred - Authorized,
    250,000 shares at $1 par value;
    issued and outstanding - none
    Common - Authorized, 20,000,000
    shares at $5 par value; issued
    December 31  and June 30,
    4,987,635 shares                              24,938         24,938
  Additional paid-in capital                       7,764          7,872
  Retained earnings                               36,651         34,048
      Total                                       69,353         66,858
  Less common stock in treasury
    at cost-December 31, 37,721 shares;
    June 30, 103,081 shares                          692          1,892
      Total stockholders' equity                  68,661         64,966

TOTAL                                           $149,845       $151,464

See Notes to Consolidated Condensed Financial Statements.

                             ELCO INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED INCOME STATEMENTS
              (Dollars in thousands except per share amounts)

                                   Three Months Ended   Six Months Ended
                                      December 31,         December 31
                                     1994      1993       1994      1993

Net sales                          $58,906   $53,439   $118,711   $106,316
Cost of products sold               48,449    43,667     96,513     85,731
Gross profit                        10,457     9,772     22,198     20,585
Selling and administrative
  expenses                           6,851     6,184     13,853     12,905
Income from operations               3,606     3,588      8,345      7,680
Interest expense                       920       801      1,729      1,615
Interest income                         24        10         48         55
Income before provision for taxes
  and equity in income (loss)
  of unconsolidated affiliate        2,710     2,797      6,664      6,120
Provision for taxes on income:
  Current:
    Federal                            938       858      2,288      1,861
    State                              275       248        606        562
  Deferred                            (102)       55       (162)       117
    Total provision for taxes on
      income                         1,111     1,161      2,732      2,540
Income before equity in income
  (loss) of unconsolidated affiliate 1,599     1,636      3,932      3,580
Equity in income (loss) of
  unconsolidated affiliate              51         2        142        (17)

Net income                         $ 1,650   $ 1,638   $  4,074   $  3,563


Net income per common share        $   .34   $   .33   $    .83   $    .72

Dividends per common share         $   .15   $   .13   $    .30   $    .26

Weighted average number of
  shares outstanding             4,923,352 4,982,525  4,904,750  4,981,350

See Notes to Consolidated Condensed Financial Statements.

                           ELCO INDUSTRIES, INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                    Six Months Ended
                                                      December 31,
                                                  1994            1993
Cash flows from operating activities:
Net income                                      $  4,074        $  3,563
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization of property,
    plant and equipment                            5,453           5,077
  Amortization of intangibles                        289             297
  Loss on retirement and disposal of
    property, plant and equipment                      7              30
  Change in assets and liabilities:
    Accounts receivable                            3,598           2,605
    Inventories                                     (420)         (4,130)
    Prepaid and other current assets                (112)           (135)
    Accounts payable                              (2,534)         (3,330)
    Accrued liabilities                           (1,625)         (1,211)
    Deferred taxes on income                        (163)            278
    Other deferred liabilities                       196             169
  ESOP contribution from common and treasury shares  905
  Equity in loss (income) of unconsolidated
    affiliate                                       (142)             17
  Other                                               38             510
    Net cash provided by operating activities      9,564           3,740

Cash flows from investing activities:
  Additions to property, plant and equipment      (8,947)         (5,541)
  Proceeds from retirement and disposal of
    property, plant and equipment                     15             293
  Increase in other assets                                          (303)
  Advances to unconsolidated affiliate               (31)            (21)
    Net cash required for investing activities    (8,963)         (5,572)

Cash flows from financing activities:
  Proceeds from long-term debt                                     7,000
  Payments on long-term debt                      (3,215)         (9,890)
  Payments on long-term lease obligations             (7)            (17)
  Increase in bank notes payable                   2,000
  Dividends paid                                  (1,471)         (1,296)
Net cash required for financing activities        (2,693)         (4,203)
Net decrease in cash and cash equivalents         (2,092)         (6,035)
Cash and cash equivalents at beginning of year     3,861           8,013

Cash and cash equivalents at end of period      $  1,769        $  1,978

Cash paid for:  Interest                        $  1,820        $  1,728
                Income taxes                    $  3,539        $  3,014

See Notes to Consolidated Condensed Financial Statements.

                           ELCO INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (Dollars in thousands except per share amounts)

1.      ACCOUNTING POLICIES

            The consolidated condensed balance sheet as of December 31, 1994, the consolidated condensed income statements for the three month and six month periods ended December 31, 1994 and 1993, and the statements of consolidated cash flows for the six month periods ended December 31, 1994 and 1993 have been prepared by the Company without audit. The June 30, 1994 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1994 and for all periods presented have been made.

            Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" which requires additional disclosure about derivative financial instruments including interest rate swaps.

            The Company enters into interest rate swap agreements with the objective of converting fixed rate debt to variable rate debt in order to take advantage of lower variable rates expected over the period of the swap. The swaps are settled every six months and the effect is recorded as an increase or decrease to current interest expense during the appropriate six-month period.

            Certain other information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.
            It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 annual report to stockholders. The results of operations for the period ended December 31, 1994 are not necessarily indicative of the operating results for the full year.

2.      INVENTORIES

            Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 48% and 46% of the Company's inventories at December 31 and June 30, 1994, respectively, and by the first-in, first-out (FIFO) and actual cost methods for all other inventories. The inventories are summarized as follows:

                                             December 31        June 30
                                                1994              1994

           Raw materials and supplies         $13,674           $13,350
           Work in process                      9,458             8,609
           Finished goods                      11,924            12,288
                                               35,056            34,247
           Less LIFO reserve                   (8,984)           (8,595)
           Total                              $26,072           $25,652

            The replacement cost of inventories at December 31 and June 30, 1994 approximates FIFO value.

3.      LONG-TERM DEBT

            The Company must meet certain debt covenants. Under the most restrictive covenant, $4,312 of retained earnings at December 31, 1994 is not restricted as to payments of dividends. The agreements include a change in control provision which may result in a prepayment penalty and all unpaid principal and interest due immediately.

4.      SHORT-TERM LINES OF CREDIT

            At December 31, 1994, the Company had bank lines of credit permitting borrowing up to an aggregate of $22,000 at the banks' corporate base rate or a fixed rate (at the option of the Company) as defined in the agreements. The lines require no compensating balances or commitment fees. The lines, generally reviewed annually for renewal, are subject to the usual terms and conditions applied by the banks. At December 31, 1994, $2,000 of the lines were used.

5.      TAXES ON INCOME

            The effective tax rates for the quarters ended December 31, 1994 and 1993 were 41.0% and 41.5%, respectively. The effective tax rates for the six-month periods ended December 31, 1994 and 1993 were 41.0% and 41.5%, respectively.

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

                             Qtr        %        Qtr        %
                            Ended       Of      Ended       Of        %
                          12/31/94    Total   12/31/93    Total    Change
                           (000's)             (000's)

NET SALES:

    Industrial            $ 45,352    77.0%   $ 40,023   74.9%    13.3 %
    Home and Construction   13,554    23.0%     13,416   25.1%     1.0 %

Consolidated Net Sales    $ 58,906   100.0%   $ 53,439  100.0%    10.2 %


                             Six                 Six
                            Months      %       Months      %
                            Ended       Of      Ended       Of        %
                          12/31/94    Total   12/31/93    Total    Change
                           (000's)             (000's)

NET SALES:

    Industrial            $ 89,359    75.3%   $ 77,489    72.9%    15.3 %
    Home and Construction   29,352    24.7%     28,827    27.1%     1.8 %

Consolidated Net Sales    $118,711   100.0%   $106,316   100.0%    11.7 %


                             Qtr        %        Qtr        %
                            Ended       Of      Ended       Of        %
                          12/31/94    Sales   12/31/93    Sales    Change
                           (000's)             (000's)

INCOME FROM OPERATIONS:

    Industrial            $  3,864     8.5%   $  2,761     6.9%    39.9 %
    Home and Construction      331     2.4%      1,321     9.8%   (74.9)%
                             4,195               4,082
    Corporate expenses        (589)               (494)

Total Income From
  Operations              $  3,606     6.1%   $  3,588     6.7%     0.5 %


                             Six                 Six
                            Months      %       Months      %
                            Ended       Of      Ended       Of        %
                          12/31/94    Sales   12/31/93    Sales    Change
                           (000's)             (000's)

INCOME FROM OPERATIONS:

    Industrial            $  8,329     9.3%   $  5,758     7.4%    44.7 %
    Home and Construction    1,145     3.9%      3,249    11.3%   (64.8)%
                             9,474               9,007
    Corporate expenses      (1,129)             (1,327)

Total Income From
  Operations              $  8,345     7.0%   $  7,680     7.2%     8.7 %




The following table presents, for the periods indicated, certain information derived from the Consolidated Condensed Income Statements of the Company expressed as percentages of net sales and the percentage changes in the dollar amount of such items compared to the prior period.

                          Percentage of Net Sales     Percentage Increase
                                                          (Decrease)
                            Three Months Ended         Three Months Ended
                                December 31,            December 31, 1994
                              1994        1993             over 1993

Net sales                    100.0       100.0                10.2
Cost of products sold         82.2        81.7                11.0
Gross profit                  17.8        18.3                 7.0
Selling and administrative
  expenses                    11.6        11.6                10.8
Income from operations         6.2         6.7                 0.5
Interest expense               1.6         1.5                14.9
Income before provision
  for taxes and equity in
  income of uncon-
  solidated affiliate          4.6         5.2                (3.1)
Provision for taxes on
  income                       1.9         2.1                (4.3)
Income before equity
  in income of uncon-
  solidated affiliate          2.7         3.1                (2.3)
Equity in income of
  unconsolidated affiliate      .1

Net income                     2.8         3.1                 0.7



                          Percentage of Net Sales     Percentage Increase
                                                           (Decrease)
                              Six Months Ended           Six Months Ended
                                December 31,            December 31, 1994
                              1994        1993             over 1993

Net sales                    100.0       100.0                11.7
Cost of products sold         81.3        80.6                12.6
Gross profit                  18.7        19.4                 7.8
Selling and administrative
  expenses                    11.7        12.2                 7.3
Income from operations         7.0         7.2                 8.7
Interest expense               1.4         1.5                 7.1
Interest income                             .1               (12.7)
Income before provision
  for taxes and equity in
  income (loss) of uncon-
  solidated affiliate          5.6         5.8                 8.9
Provision for taxes on
  income                       2.3         2.4                 7.6
Income before equity
  in income (loss) of uncon-
  solidated affiliate          3.3         3.4                 9.8
Equity in income (loss) of
  unconsolidated affiliate      .1

Net income                     3.4         3.4                14.3

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 1994 Compared To The Three Month Period Ended December 31, 1993.

Net sales increased $5,467 or 10.2% led by a 13.3% increase in the Industrial Products Group continuing the strong sales trend which started four to five quarters ago. Strengthened marketing efforts for non-automotive business generated sales increases greater than increases in automotive markets. Sales for the Home and Construction Products Group were comparable with the prior period. Certain major customers of this group were reducing their inventory levels resulting in flattened sales for the Group.

Consolidated gross profit decreased from 18.3% of net sales to 17.8%. Gross profit for the Industrial Products Group increased at a rate greater than the rate of sales increase reflecting increased asset utilization and attention to cost control. Gross profit for the Home and Construction Products Group declined reflecting the flattened sales discussed above and as a result of continuing expenses associated with initial stocking and product introductions for new customers, and, to a lesser extent, high shipping costs. This group's sales are expected to increase and margins expected to improve by the end of the next two quarters as customer inventories reach desired levels, the do-it-yourself market continues to grow and the costs associated with setting up new customers tapers off.

Selling and administrative expenses were comparable for both periods at 11.6%. Within the Home and Construction Products Group, the combination of certain costs being fixed along with flattened sales, prevented a more favorable relationship of selling and administrative expenses to sales.

Net interest expense increased modestly even though the level of debt was lower reflecting higher rates on variable rate debt and a less favorable effect of interest rate swap agreements.

The effective income tax rate decreased from 41.5% to 41.0% due to the reduced effect of certain non-deductible expenses.

The Company's share of the income of Rocknel Fastener, Inc., a joint venture company, continued to increase as Rocknel introduced new higher margin products to a wider customer base.

Six Month Period Ended December 31, 1994 Compared To The Six Month Period Ended December 31, 1993.

Net sales increased $12,395 or 11.7% with growth in the Industrial Products Group out pacing that of the Home and Construction Products Group reflecting the same factors as those described above for the quarterly periods.

Consolidated gross profit decreased from 19.4% of net sales to 18.7%. While gross profit margin for the Industrial Products Group improved dramatically reflecting strong sales performance, margins for the Home and Construction Products Group declined primarily as a result of expenses associated with initial stocking and product introductions for new customers. Margins are expected to improve over the next two quarters as these costs abate.

Selling and administrative expenses decreased from 12.2% of net sales to 11.7% reflecting the benefit of absorbing committed costs over a higher sales base.

Net interest expense increased modestly for the same reasons as discussed in the previous section.

The effective income tax rate decreased from 41.5% to 41.0% due to the reduced effect of certain non-deductible expenses.

The Company's share of the results of operations of Rocknel Fastener, Inc., a joint venture company, improved from a loss of $17 to income of $142 reflecting the introduction of new higher margin products to a wider customer base and greater capacity utilization.

Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The effects of this change were immaterial, and, accordingly, no cumulative effect adjustment for the adoption was required.

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

SEASONAL VARIATIONS IN BUSINESS

Sales and income of a material portion of the Company's business are normally stronger in the second half of the Company's fiscal year. Production levels are generally lower during the Company's first half of the fiscal year because of customer plant shutdowns due to summer vacations and the number of holidays scheduled during the month of December by both customers and the Company.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in thousands)

The following tabulation provides a summary of Changes in Consolidated Cash Flows for the periods indicated.

                                                      Six Months Ended
                                                        December 31
                                                     1994          1993
                                                       (in thousands)

Cash provided by (required for):
  Operating Activities                             $9,564        $3,740
  Investment Activities                            (8,963)       (5,572)
  Financing Activities                             (2,693)       (4,203)
Net cash required                                  (2,092)       (6,035)
Balance at the beginning of the period              3,861         8,013
Balance at the end of the period                   $1,769        $1,978


Working capital at December 31, 1994 was $30,516 or approximately 13% of annualized sales, a level somewhat below the level the Company considers normal. This is reflective of the use of cash and short-term borrowing to finance an increase in inventories to support the higher anticipated level of sales and to finance purchases of capital expenditures that had a high level of concentration in the first half of the fiscal year. The Company anticipates that capital expenditures will approximate $16,500 for the fiscal year, more than 54% of which was incurred in the first six months.

At December 31, 1994, the Company had $22,000 of bank lines of credit, $2,000 of which was used.

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

Item 6b. Reports on Form 8-K - No reports on Form 8-K were filed for the three-month period ended December 31, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ELCO INDUSTRIES, INC.



Date:  February 10, 1995              John C. Lutz
                                      John C. Lutz, President and Chief
                                      Executive Officer



Date:  February 10, 1995              August F. DeLuca
                                      August F. DeLuca, Vice President-
                                      Finance and Chief Financial Officer