Form 10-Q
period 1995-03-31
ELCO INDUSTRIES INC
filed 1995-05-11
CIK 32013

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 5, 1995, 4,974,914 shares of common stock of the Registrant were outstanding.

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

        Consolidated Condensed Balance Sheets as of March 31, 1995 and June 30, 1994.

        Consolidated Condensed Income Statements for the three-month and nine-month periods ended March 31, 1995 and 1994.

        Statements of Consolidated Cash Flows for the nine-month periods ended March 31, 1995 and 1994.

        Notes to Consolidated Condensed Financial Statements.

        Management's Discussion and Analysis of Results of Operations and Financial Position.

                           ELCO INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)

                                                 March 31       June 30
                                                   1995           1994


ASSETS
Current Assets
  Cash and cash equivalents                     $  4,925       $  3,861
  Accounts receivable - less
    allowances (March 31,
    $556; June 30, $473)                          34,343         32,684
  Inventories                                     27,759         25,652
  Deferred taxes on income                         2,194          2,055
  Prepaid and other current assets                   498            562

      Total current assets                        69,719         64,814

Property, Plant and Equipment
  Land                                               449            449
  Land and leasehold improvements                  3,303          3,260
  Buildings and building equipment                26,699         25,052
  Machinery and equipment                        123,379        114,458
  Furniture and office equipment                   9,148          8,489
  Construction in progress                         1,349          1,510

      Total                                      164,327        153,218
  Less accumulated depreciation and
    amortization                                  91,325         83,901
      Property, plant and equipment-net           73,002         69,317

Intangibles, Net                                   9,667         10,101
Investment in and Advances to Unconsolidated
  Affiliate                                        2,212          1,908
Other Assets                                       4,974          5,324

TOTAL                                           $159,574       $151,464


See Notes to Consolidated Condensed Financial Statements.

                      ELCO INDUSTRIES, INC.


                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)

                                                 March 31       June 30
                                                   1995           1994


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable - trade creditors              $ 14,010       $ 12,845
Current maturities of long-term obligations        4,568          4,437
Accrued liabilities:
  Salaries, wages and commissions                  4,511          5,001
  Compensated absences                             3,174          2,234
  Federal and state taxes on income                1,673            736
  Other taxes                                      1,936          1,189
  Retirement plans                                 1,140            961
  Interest                                         1,318            764
  Other                                            3,670          3,267

      Total current liabilities                   36,000         31,434

Long-Term Debt                                    38,500         41,860
Contingencies
Deferred Taxes on Income                           8,084          8,117
Other Deferred Liabilities                         5,340          5,087
Stockholders' Equity
  Capital stock:
    Preferred - Authorized,
    250,000 shares at $1 par value;
    issued and outstanding - none
    Common - Authorized, 20,000,000
    shares at $5 par value; issued
    March 31 and June 30,
    4,987,635 shares                              24,938         24,938
  Additional paid-in capital                       7,681          7,872
  Retained earnings                               39,264         34,048
      Total                                       71,883         66,858
  Less common stock in treasury
    at cost-March 31, 12,721 shares;
    June 30, 103,081 shares                          233          1,892
      Total stockholders' equity                  71,650         64,966

TOTAL                                           $159,574       $151,464

See Notes to Consolidated Condensed Financial Statements.

                              ELCO INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED INCOME STATEMENTS
              (Dollars in thousands except per share amounts)

                                   Three Months Ended   Nine Months Ended
                                        March 31,            March 31,
                                     1995      1994       1995      1994

Net sales                          $66,726   $57,692   $185,437   $164,008
Cost of products sold               52,845    46,700    149,358    132,431
Gross profit                        13,881    10,992     36,079     31,577
Selling and administrative
  expenses                           7,599     6,575     21,452     19,480
Income from operations               6,282     4,417     14,627     12,097
Interest expense                       910       766      2,639      2,381
Interest income                         31        15         79         70
Income before provision for taxes
  and equity in income of
  unconsolidated affiliate           5,403     3,666     12,067      9,786
Provision for taxes on income:
  Current:
    Federal                          1,865     1,043      4,154      2,904
    State                              359       335        965        897
  Deferred                              (8)      143       (171)       260
    Total provision for taxes on
      income                         2,216     1,521      4,948      4,061
Income before equity in income
  of unconsolidated affiliate        3,187     2,145      7,119      5,725
Equity in income of uncon-
  solidated affiliate                  169        94        311         77

Net income                         $ 3,356   $ 2,239   $  7,430   $  5,802


Net income per common share        $   .68   $   .45   $   1.51   $   1.16

Dividends per common share         $   .15   $   .13   $    .45   $    .39

Weighted average number of
  shares outstanding             4,950,192 4,984,276  4,919,676  4,982,311

See Notes to Consolidated Condensed Financial Statements.

                            ELCO INDUSTRIES, INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                   Nine Months Ended
                                                        March 31,
                                                  1995            1994
Cash flows from operating activities:
Net income                                      $ 7,430         $ 5,802
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization of property,
    plant and equipment                           8,134           7,517
  Amortization of intangibles                       434             955
  Loss (gain) on retirement and disposal of
    property, plant and equipment                   (12)             10
  Change in assets and liabilities:
    Accounts receivable                          (1,659)           (741)
    Inventories                                  (2,107)         (4,824)
    Prepaid and other current assets                 64             (81)
    Accounts payable                              1,165          (2,065)
    Accrued liabilities                           3,317           2,240
    Deferred taxes on income                       (172)            501
    Other deferred liabilities                      253             184
  ESOP contribution from common and treasury
    shares                                        1,281
  Equity in income of unconsolidated affiliate     (311)            (77)
  Other                                             490             673
    Net cash provided by operating activities    18,307          10,094

Cash flows from investing activities:
  Additions to property, plant and equipment    (11,845)         (8,152)
  Proceeds from retirement and disposal of
    property, plant and equipment                    38             316
  Increase in other assets                                         (303)
  Decrease (increase) in advances to
    unconsolidated affiliate                          7             (47)
    Net cash required for investing activities  (11,800)         (8,186)

Cash flows from financing activities:
  Proceeds from long-term debt                                    7,000
  Payments on long-term debt                     (3,222)         (9,898)
  Payments on long-term lease obligations            (7)            (31)
  Dividends paid                                 (2,214)         (1,944)
Net cash required for financing activities       (5,443)         (4,873)

Net increase (decrease) in cash and cash
  equivalents                                     1,064          (2,965)
Cash and cash equivalents at beginning of year    3,861           8,013

Cash and cash equivalents at end of period      $ 4,925         $ 5,048

Cash paid for:  Interest                        $ 2,235         $ 2,197
                Income taxes                    $ 4,182         $ 3,814


See Notes to Consolidated Condensed Financial Statements.

                            ELCO INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (Dollars in thousands except per share amounts)

1.      ACCOUNTING POLICIES

            The consolidated condensed balance sheet as of March 31, 1995, the consolidated condensed income statements for the three month and nine month periods ended March 31, 1995 and 1994, and the statements of consolidated cash flows for the nine month periods ended March 31, 1995 and 1994 have been prepared by the Company without audit. The June 30, 1994 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.

            Certain other information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.
            It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 annual report to stockholders. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

2.      INVENTORIES

            Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 51% and 46% of the Company's inventories at March 31 and June 30, 1994, respectively, and by the first-in, first-out (FIFO) and actual cost methods for all other inventories. The inventories are summarized as follows:

                                              March 31          June 30
                                                1995              1994

           Raw materials and supplies         $13,822           $13,350
           Work in process                      9,475             8,609
           Finished goods                      13,446            12,288
                                               36,743            34,247
           Less LIFO reserve                   (8,984)           (8,595)
           Total                              $27,759           $25,652

            The replacement cost of inventories at March 31 and June 30, 1994 approximates FIFO value.

3.      LONG-TERM DEBT

            The Company must meet certain debt covenants. Under the most restrictive covenant, $5,620 of retained earnings at March 31, 1995 is not restricted as to payments of dividends. The agreements include a change in control provision which may result in a prepayment penalty and all unpaid principal and interest due immediately.

4.      SHORT-TERM LINES OF CREDIT

            At March 31, 1995, the Company had bank lines of credit permitting borrowing up to an aggregate of $22,000 at the banks' corporate base rate or a fixed rate (at the option of the Company) as defined in the agreements. The lines require no compensating balances or commitment fees. The lines, generally reviewed annually for renewal, are subject to the usual terms and conditions applied by the banks. At March 31, 1995, none of the lines were used.

5.      TAXES ON INCOME

            The effective tax rates for the quarters ended March 31, 1995 and 1994 were 41.0% and 41.5%, respectively. The effective tax rates for the nine-month periods ended March 31, 1995 and 1994 were 41.0% and 41.5%, respectively.

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

                             Qtr        %        Qtr        %
                            Ended       Of      Ended       Of        %
                           3/31/95    Total    3/31/94    Total    Change
                           (000's)             (000's)

NET SALES:

    Industrial            $ 52,391    78.5%   $ 45,458   78.8%    15.3 %
    Home and Construction   14,335    21.5%     12,234   21.2%    17.2 %

Consolidated Net Sales    $ 66,726   100.0%   $ 57,692  100.0%    15.7 %


                            Nine                Nine
                            Months      %       Months      %
                            Ended       Of      Ended       Of        %
                           3/31/95    Total    3/31/94    Total    Change
                           (000's)             (000's)

NET SALES:

    Industrial            $141,750    76.4%   $122,947    75.0%    15.3 %
    Home and Construction   43,687    23.6%     41,061    25.0%     6.4 %

Consolidated Net Sales    $185,437   100.0%   $164,008   100.0%    13.1 %

                              Qtr        %        Qtr        %
                            Ended       Of      Ended       Of        %
                           3/31/95    Sales    3/31/94    Sales    Change
                           (000's)             (000's)

INCOME FROM OPERATIONS:

    Industrial            $  6,666    12.7%   $  4,422     9.7%    50.7 %
    Home and Construction      726     5.1%        485     4.0%    49.7 %
                             7,392               4,907
    Corporate expenses      (1,110)               (490)

Total Income From
  Operations              $  6,282     9.4%   $  4,417     7.7%    42.2 %


                            Nine                Nine
                            Months      %       Months      %
                            Ended       Of      Ended       Of        %
                           3/31/95    Sales    3/31/94    Sales    Change
                           (000's)             (000's)

INCOME FROM OPERATIONS:

    Industrial            $ 14,995    10.6%   $ 10,180     8.3%    47.3 %
    Home and Construction    1,871     4.3%      3,734     9.1%   (49.9)%
                            16,866              13,914
    Corporate expenses      (2,239)             (1,817)

Total Income From
  Operations              $ 14,627     7.9%   $ 12,097     7.4%    20.9 %

The following table presents, for the periods indicated, certain information derived from the Consolidated Condensed Income Statements of the Company expressed as percentages of net sales and the percentage changes in the dollar amount of such items compared to the prior period.

                          Percentage of Net Sales     Percentage Increase
                                                          (Decrease)
                            Three Months Ended         Three Months Ended
                                  March 31,              March 31, 1995
                              1995        1994             over 1994

Net sales                    100.0       100.0                15.7
Cost of products sold         79.2        80.9                13.2
Gross profit                  20.8        19.1                26.3
Selling and administrative
  expenses                    11.4        11.4                15.6
Income from operations         9.4         7.7                42.2
Interest expense               1.3         1.3                18.8
Income before provision
  for taxes and equity in
  income of uncon-
  solidated affiliate          8.1         6.4                47.4
Provision for taxes on
  income                       3.3         2.7                45.7
Income before equity
  in income of uncon-
  solidated affiliate          4.8         3.7                48.6
Equity in income of
  unconsolidated affiliate     0.2         0.2                79.8

Net income                     5.0         3.9                49.9

                           Percentage of Net Sales     Percentage Increase
                                                           (Decrease)
                             Nine Months Ended          Nine Months Ended
                                  March 31,              March 31, 1994
                              1995        1994             over 1994

Net sales                    100.0       100.0                13.1
Cost of products sold         80.5        80.7                12.8
Gross profit                  19.5        19.3                14.3
Selling and administrative
  expenses                    11.6        11.9                10.1
Income from operations         7.9         7.4                20.9
Interest expense               1.4         1.5                10.8
Interest income                             .1                12.9
Income before provision
  for taxes and equity in
  income of unconsolidated
  affiliate                    6.5         6.0                23.3
Provision for taxes on
  income                       2.7         2.5                21.8
Income before equity
  in income of unconsolidated
  affiliate                    3.8         3.5                24.3
Equity in income of uncon-
  solidated affiliate          0.2         0.0               303.9

Net income                     4.0         3.5                28.1

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 1995 Compared To The Three Month Period Ended March 31, 1994.

Net sales increased $9,034 or 15.7% including a 15.3% increase in the Industrial Products Group and a 17.2% increase in the Home and Construction Products Group. Within the Industrial Products Group, an increased marketing and operating focus for non-automotive business resulted in a 38% increase for that business while automotive business increased 6%. A major realignment of the Home and Construction Products Group customer base to higher growth segments of the do-it-yourself market strengthened that group's sales.

Consolidated gross profit increased from 19.1% to 20.8% of net sales primarily due to increased asset utilization in the Industrial Products Group. While gross profit for the Home and Construction Products Group improved modestly from the year earlier period, it remained below normal levels due to initial stocking and product introduction costs associated with new business at two large home center customers gained in early 1994.

Selling and administrative expenses were comparable for both periods at 11.4%. An increased investment in sales and marketing focus in the Home and Construction Products Group, while beneficial in the long-term, presented a short-term increase in selling and administrative expenses stated as a percentage of sales for that group.

Net interest expense, while remaining at 1.3% of sales, increased even though the level of debt was lower. The increase was reflective of higher rates on variable rate debt and a less favorable effect of interest rate swap agreements.

The effective income tax rate decreased from 41.5% to 41.0% due to the reduced effect of certain non-deductible expenses.

The Company's share of the income of Rocknel Fastener, Inc., a joint venture company, increased as Rocknel improved capacity utilization by adding new higher margin products to an expanded customer base.

Nine Month Period Ended March 31, 1995 Compared To The Nine Month Period Ended March 31, 1994.

Net sales increased $21,429 or 13.1% with growth in the Industrial Products Group at 15.3% and growth in the Home and Construction Products Group at 6.4%. The increased marketing and operating focus described in the quarterly period above, on the non-automotive portion of the Industrial Products Group resulted in a 24% sales increase as compared to an 11% increase in automotive business.

Consolidated gross profit increased modestly from 19.3% of net sales to 19.5%. The benefit of performance improvement in the Industrial Products Group was essentially offset in the Home and Construction Products Group by initial stocking and product introduction costs associated with adding two new large home centers in early 1994. Since it typically takes a year to get past these initial costs, the Company anticipates profits for this group to begin to improve in the fourth fiscal quarter.

Selling and administrative expenses decreased from 11.9% to 11.6% reflecting the benefit of absorbing committed costs over the increased sales base.

Net interest expense remained relatively constant as a percent of sales for the same reasons described in the previous section.

The effective income tax rate decreased form 41.5% to 41.0% for the same reasons described in the previous section.

The Company's share of the results of operations of Rocknel Fastener, Inc., increased dramatically from $77 to $311 reflecting Rocknel's success at utilizing available capacity to provide products to an expanded customer base.

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

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in thousands)

The following tabulation provides a summary of Changes in Consolidated Cash Flows for the periods indicated.

                                                     Nine Months Ended
                                                          March 31
                                                     1995          1994
                                                       (in thousands)

Cash provided by (required for):
  Operating Activities                             $18,307       $10,094
  Investment Activities                            (11,800)       (8,186)
  Financing Activities                              (5,443)       (4,873)
Net cash provided (required)                         1,064        (2,965)
Balance at the beginning of the period               3,861         8,013
Balance at the end of the period                   $ 4,925       $ 5,048


Working capital at March 31, 1995 was $33,719 or approximately 14% of annualized sales, approaching the 15% level the Company considers normal. This is reflective of the use of cash and, for a portion of the period, short-term borrowing to finance an increase in inventories to support the higher anticipated level of sales and to finance purchases of capital expenditures. The Company anticipates that capital expenditures will approximate $17,500 for the fiscal year, more than 2/3 of which was incurred in the first nine months.

At March 31, 1995, the Company had $22,000 of bank lines of credit, none of which was used.

The Company believes that anticipated funds from operations and use of the lines of credit, if necessary, during the next quarter will satisfy the Company's projected cash requirements during the balance of the fiscal year.

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

Item 6b. Reports on Form 8-K - No reports on Form 8-K were filed for the three-month period ended March 31, 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ELCO INDUSTRIES, INC.



Date:  May 11, 1995                   John C. Lutz
                                      John C. Lutz, President and Chief
                                      Executive Officer



Date:  May 11, 1995                   August F. DeLuca
                                      August F. DeLuca, Vice President-
                                      Finance and Chief Financial Officer