Form 10-K
period 1995-06-30
ELCO INDUSTRIES INC
filed 1995-09-19
CIK 32013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended  June 30, 1995
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from     to
Commission file number    0-5181
                              ELCO INDUSTRIES, INC.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)
           DELAWARE                               36-1033080
---------------------------------        --------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)
1111 SAMUELSON ROAD, P.O. BOX
7009, ROCKFORD, ILLINOIS                             61125
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area code  (815) 397-5151
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:
      Title of each class          Name of each exchange on which registered
             NONE
----------------------------------        ------------------------------------
----------------------------------        ------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, $5 PAR VALUE
-------------------------------------------------------------------------------
                                (Title of Class)

-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

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

                      $139,303,543 as of September 1, 1995

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                4,982,869  Common Shares as of September 1, 1995

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Annual Report to Stockholders of Elco Industries, Inc. for the year ended June
            30, 1995 is incorporated into Part I and Part II hereof.

                                     PART 1


Item 1    Business

     (a)  General Development of Business

          Registrant was initially organized as an Illinois corporation on November 28, 1922 under the name of "Elco Tool and Screw Corporation." The Registrant conducted business as an Illinois corporation under that name until June 9, 1969, at which time it changed its state of incorporation from Illinois to Delaware and its name to "Elco Industries, Inc."

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

     (b)  Financial Information about Industry Segments

          The information called for by Item 1 (b) is hereby incorporated by reference to the "Products and Major Customers" footnote of the Notes to Consolidated Financial Statements (Note 2, page 22-23) of the Registrant's Annual Report to Stockholders for the year ended June 30, 1995.

     (c)  Narrative Description of Business

          (i)  Principal Products

          The Registrant is a leading U.S. designer, manufacturer and supplier of specialty metal fasteners and custom-engineered metal and plastic components and products. The Registrant also offers a wide variety of packaged fasteners, fastening-related products and other hardware accessories to the do-it-yourself market. The Registrant's products can be classified in two groups: industrial products and construction products.

          Industrial products include specialty fasteners and application-specific, cold-formed, precision metal stamped and plastic molded components and assemblies combining the three manufacturing disciplines, which are supplied to a variety of markets including the transportation, electrical and electronics, fabricated metal and other industrial markets. Industrial products are sold primarily to original equipment manufacturers.

          Home and construction products include a full line of fasteners, wire and fastening-related products packaged and merchandised for consumer use. This group is also involved in the design, amnufacture and marketing of specialty product lines and fastening systems for the non-residential construction industry.

          The following table sets forth sales of these product groups for the years indicated:


                                               Year Ended June 30
                                               ------------------
                                      1995             1994           1993
                                   ------------   ------------   ------------
Industrial Products                $190,944,000   $169,078,000   $145,308,000
Home and Construction Products       58,310,000     56,823,000     53,871,000
                                   ------------   ------------   ------------
Consolidated Sales                 $249,254,000   $225,901,000   $199,179,000
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------

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


          (iii)     Source and Availability of Raw Materials

          The Registrant uses a variety of metals in the manufacture of its products, such as low and medium carbon steel, low alloy steel, stainless steel, aluminum, brass, and commercial bronze. The Registrant also uses a variety of plastics for injection molding. The Registrant believes that its sources of supply of these materials are adequate for its needs and that it is not substantially dependent upon any one supplier.

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

          The Registrant is licensed on a non-exclusive basis to manufacture and sell a number of products primarily related to fasteners. These licenses require the payment of royalties based on sales of the licensed product. Sales of licensed products accounted for approximately $38.0 million in sales for the fiscal year ended June 30, 1995. The Registrant considers these licenses to be of importance to its business, and the termination of certain of these licenses would have a material, adverse effect upon the Registrant. These licenses are not terminable by the licensor, except by failure of the Registrant to pay royalties or meet quality standards. The Registrant does not anticipate that any of the license agreements will be terminated in the near future.

          The Registrant has a number of registered trademarks, but other than the trademark "Elco," none of these trademarks is considered to be material to the Registrant's sales or revenues.

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

          (vii)     Dependence Upon Limited Number of Customers

          In the fiscal year ended June 30, 1995, a material portion of the Registrant's sales were dependent on Ford Motor Company and General Motors Corp. The Registrant's sales to Ford Motor Company and General Motors Corp. accounted for 16% and 14%, respectively, of total consolidated sales during the fiscal year ended June 30, 1995. To the extent that sales to all or several divisions of Ford or General Motors were terminated or materially reduced, there would be a material, adverse effect on the Registrant.

          (viii)    Backlog

          The Registrant estimates that the total dollar amount of its backlog of orders believed to be firm as of June 30, 1995, and June 30, 1994, was approximately $54,400,000 and $52,100,000, respectively. The Registrant expects that substantially all of the current backlog will be shipped in the next 12 months. The Registrant does not consider the size of backlogs as of a given date to be significant relative to a forecast of annual sales because most orders are for short-term delivery. Furthermore, orders may be cancelled or delivery delayed by the customer without significant penalty.

          (ix)      Government Contracts

          The Registrant is not dependent upon government contracts for a material portion of its business.

          (x)       Competitive Conditions

          INDUSTRIAL PRODUCTS SEGMENT
          The metal fastener and component business is highly competitive. Several competitors of the Registrant have greater financial resources and operate more facilities. However, the Registrant believes its knowledge and continued refinement of the cold-forming process, combined with close cooperation with customers' engineers, quality conformance and the capability to supply a wide range of fastener products required by its customers, have established Elco as a leader in the specialized fastener market. The Registrant considers the Camcar Division of Textron, the Shakeproof Division of Illinois Tool Works, SPS Technologies and Federal Screw Works to be among the major competitors of Elco's Industrial Products Group. The metal stamping and plastics parts businesses in which the Registrant is engaged are also highly competitive. There are numerous companies supplying metal stampings and plastic parts to the automotive industry. The Registrant believes that no one supplier is in a dominant position. The Registrant also encounters competition from suppliers of fasteners and metal parts made by other processes, such as screw machines and powdered precision forming, as well as other fastening methods such as adhesives, epoxies, clips and plastic parts. Competition in this segment is based on quality, service, price and engineering capability.

          HOME AND CONSTRUCTION PRODUCTS SEGMENT
          The Registrant considers Hillman Fasteners, Crown Bolt and the Bulldog Jordan unit of Newell Co. to be the major competitors of the home products portion of the Home and Construction Products Group. Competition is primarily based on service, price and merchandising capability. The Registrant believes that the major competitors of the construction products portion of this group include the Buildex and Ramset Divisions of Illinois Tool Works. Competition is based on quality, service, price and engineering capability.

          While the Registrant faces potential competition from foreign manufacturers, it does not believe it currently has significant direct foreign competitors in the markets it serves.

          (xi) Research and Development

          The Registrant spent approximately $3,200,000, $2,900,000 and $2,300,000 on new or existing product development projects during the fiscal years ended June 30, 1995, 1994 and 1993, respectively, none of which was customer sponsored. The Registrant believes that the amounts indicated above are not indicative of the total effort spent on developing new products and production processes, but the Registrant is not able to quantify all production related costs of such activities. Products are generally developed or improved as a result of providing engineering and design services for customer applications.

          (xii)     Environmental Disclosures

          The Registrant believes that it is in compliance with federal, state and local laws and regulations. The Registrant believes that continued compliance will not have a material effect on the Registrant. For the fiscal year ended June 30, 1995, the Registrant spent approximately $378,000 on capital expenditures related to protection of the environment, and anticipates spending a somewhat higher amount in fiscal 1996 for such purposes.

          (xiii)    Number of Employees

          The average number of persons employed by the Registrant during the fiscal year ended June 30, 1995, was approximately 2,180.

     (d)  Foreign Operations and Export Sales

          The Registrant is not engaged in any material operations in foreign countries, nor is any material portion of its sales derived from foreign countries.

Item 2    Properties

          The Registrant's position as a leading manufacturer of fasteners and other components is due in large part to the efficiency of its manufacturing facilities. Over the years, the Registrant has expanded and modernized its manufacturing plants and has invested substantial sums in order to maintain up-to-date production capacity. The Registrant believes that its facilities both owned and leased, are in excellent condition and are suitable and adequate to meet the desired levels of productive capacity. Although there is minimal idle space, major expansion is not planned for the near future.

          Certain information relating to the principal properties of the Registrant is set forth below:

                                                                         Lease Expiration
                                                         Approximate    (including options
                                        Primary            Area in           to renew)
   Location            Segment         Function(s)       Square Feet       or Ownership
------------------   -----------    ------------------   ------------   -------------------
Rockford, Illinois    Industrial     Corporate offices,     589,000        Owned
                      Products       Manufacturing

Rockford, Illinois    Industrial     Coating, Finishing     125,000         2009
                      Products       and Warehousing

Rockford, Illinois    Industrial     Manufacturing          143,000        Owned
                      Products

Logansport, Indiana   Industrial     Manufacturing and      102,000        Owned
                      Products       Warehousing

Logansport, Indiana   Industrial     Coating and             24,000         2007
                      Products       Finishing

Logansport, Indiana   Industrial     Coating and             64,000        Owned
                      Products       Finishing

Mishawaka, Indiana    Industrial     Manufacturing          145,000        Owned
                      Products

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
                      Construction   Warehousing
                      Products

Goodlettsville,       Home and       Manufacturing,          71,000        Owned
Tennessee             Construction   Packaging and
                      Products       Warehousing


Item 3    Legal Proceedings

          Two complaints seeking class action status on behalf of stockholders of the Company have been filed in the State Chancery Court in Delaware against the Company and its directors alleging breach of fiduciary duties in their response to an unsolicited offer to purchase the Company.

Item 4    Submission of Matters to a Vote of Security Holders

          There were no matters submitted during the fourth quarter of the year ended June 30, 1995, to a vote of security holders, through the solicitation of proxies or otherwise.


EXECUTIVE OFFICERS OF REGISTRANT

The following named officers' terms of office expire on November 3, 1995:

                                Position and Business Experience
Name                  Age       during past five years
------------------    ---       ----------------------------------

John C. Lutz          56        President and Chief Executive Officer since June
                                1993; President, Chief Operating Officer March
                                1991 - June 1993; Vice President and Division
                                Manager, Barber Colman Co., 1985-1989

August F. DeLuca      51        Vice President-Finance and Chief Financial
                                Officer

Derek M. Hasse        64        Vice President-Administration

Kenneth L. Heal       52        Secretary and Treasurer

Robert H. Rothkopf    50        President of Industrial Products Group since
                                June 1993; Vice President-Marketing and Sales from September 1989 - June 1993; previously served as President of Camcar Division of Textron

James R. Stenberg     51        President of Home and Construction Products
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

                                     PART II

Item 5 Market for the Registrant's Common Stock and Related Security Holder Matters*

Item 6    Selected Financial Data*

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations*

          *The information called for by Items 5, 6, and 7 is hereby incorporated by reference to the following captions on the pages indicated in the Registrant's Annual Report to Stockholders for the year ended June 30, 1995 and made a part hereof:

                                                                    Page(s) in
          Item   Caption in Annual Report                          Annual Report
          ----   ------------------------                          -------------

           5     Stock Prices and Other Market Information              34
                 Long-Term Debt (Note 6, seventh paragraph)             24

           6     Eleven-Year Summary of Selected Financial Data        32-33

           7     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                15-18

Item 8     Financial Statements and Supplementary Data

           The information called for by Item 8 is hereby incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended June 30, 1995 as set forth in the Index to Consolidated Financial Statements and Schedules (see item 14) and made a part hereof.

Item 9     Disagreements on Accounting and Financial Disclosure

           No Form 8-K was filed within the twenty-four months prior to June 30, 1995, reporting a change of accountants involving a disagreement on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III


Item 10    Directors and Executive Officers of the Registrant

           In addition to the information relating to the executive officers of the Registrant set forth in Part I of this report, the following information is provided:

           ELECTION OF DIRECTORS

           The Bylaws of the Company provide that the Board of Directors shall be comprised of not less than six or more than twelve. The number of directors is currently fixed at nine. The directors are currently divided into three classes, with members of each class holding office for staggered three-year terms. The names of and certain information regarding directors are as follows:

CLASS 1 DIRECTORS WITH A TERM EXPIRING IN 1995:


                                              OCCUPATION AND EMPLOYMENT                   FIRST BECAME
     NAME                     AGE                FOR PAST FIVE YEARS                       A DIRECTOR
   (2) G. Robert Evans         64       Chairman and Chief Executive Officer, Material         1992
                                        Sciences Corporation, a developer and
                                        commercializer of continuously processed,
                                        coated materials technologies, since 1991;
                                        President and Chief Executive Officer, Corporate
                                        Finance Associates Illinois, Inc., 1990-1991.

   (1) David D. Peterson       63       President and Chief Executive Officer, Baker,          1987
                                        Fentress & Company, a non-diversified
                                        closed-end management investment company,
                                        Chicago, Illinois.


(1)(2) James H. Rilott         58       President, Rockford Calibration Services, an           1989
                                        industrial metrology service, since January 1994;
                                        Management Consultant, Anderson Industries,
                                        Inc., a diversified holding company, 1992-1993;
                                        President, Atwood Industries, Inc., a manufacturer
                                        of automotive components, 1988-1992.

CLASS 2 DIRECTORS WITH A TERM EXPIRING IN 1996:
(1)(2) Milton R. Brown         63       Chairman, President and Chief Executive                1993
                                        Officer of Suntec Industries Incorporated,
                                        manufacturer of fuel unit components.

   (3) Wayne P. Lockwood       59       Partner, William Blair & Company, investment           1970
                                        bankers, Chicago, Illinois

       John C. Lutz            56       President, Chief Executive Officer, Elco Industries,   1991
                                        Inc. since June 1993; President, Chief Operating
                                        Officer, Elco Industries, Inc. from march 1991 -
                                        June 1993; consultant to small businesses
                                        from 1990-February 1991

CLASS 3 DIRECTORS WITH A TERM EXPIRING IN 1997:
   (3) Robert L. Berner Jr.    63       Partner, Baker & McKenzie, attorneys at law,           1983
                                        Chicago, Illinois.

(2)(3) Carl J. Dargene         65       President and Chief Executive Officer, Amcore          1981
                                        Financial, Inc., a bank holding company.

(1)(3) James L. Packard        54       Chairman, President, Chief Executive Officer,          1994
                                        Regal-Beloit Corporation, producer of power
                                        transmission systems and perishable high speed
                                        steel rotary cutting tools.

(1) Member of Compensation Committee.
(2) Member of Audit Committee.
(3) Member of Nominating and  Director Affairs Committee.

There is no family relationship among any of the above-named directors.

Mr. Brown serves as a director of Amcore Financial, Inc., CLARCOR and Suntec Industries, Inc.

Mr. Dargene serves as a director of Amcore Financial, Inc., Woodward Governor Company, CLARCOR and Clinton Electronics.

Mr. Evans serves as director of Material Sciences Corporation, Consolidated Freightways, Inc., The Old Second Bancorp, Inc. and Swift Energy Co.

Mr. Parkard serves as a director of Regal-Beloit Corporation.

Mr. Peterson serves as a director of Baker, Fentress & Company, Consolidated-Tomoka Land Co. and American Electronic Components, Inc.

OTHER INFORMATION

The Board of Directors has the responsibility for establishing broad corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operating details. Members of the Board are kept informed of the Company's business by various reports and documents sent to them during the course of the year and prior to each Board meeting, as well as by operating and financial reports made at Board meetings by the Company's executive officers.

The Board of Directors holds four regular meetings during the year and other special meetings as necessary. In addition, there is an organizational meeting following the conclusion of the Annual Meeting of Stockholders. In fiscal 1995, the Board held seven meetings, inclusive of special meetings and the organizational meeting. Each director attended at least 75% of the aggregate number of Board meetings and meetings of committees of which they are a member.

The Board of Directors has three standing committees consisting of the Compensation Committee, the Audit Committee and the Nominating and Director Affairs Committee.

The Compensation Committee makes recommendations to the Board with respect to compensation of senior management of the Company. The Compensation Committee met five times in fiscal 1995.

The Audit Committee reviews the objectivity of the Company's financial reporting. It also reviews and makes recommendations regarding the Company's Code of Ethics. It meets with appropriate Company financial personnel, Company internal audit personnel and with independent certified public accountants in connection with such reviews. The independent certified public accountants have the opportunity to meet, independent of Company personnel, with the Audit Committee. The Audit Committee met twice in fiscal 1995.

The Nominating and Director Affairs Committee reviews qualifications and makes recommendations of candidates to fill director vacancies and considers and makes recommendations with repect to other director matters. The Nominating and Director Affairs Committee will consider nominees recommended by stockholders in writing to the Company addressed to the Secretary. The Nominating and Director Affairs Committee met once in fiscal 1995.

Directors who are not employees of the Company receive an annual retainer of $14,000 and fees of $1,000 for each Board of Directors meeting attended and $900 for each committee meeting attended. Committee chairmen receive $1,800 for each meeting attended. Pursuant to the Company's stock compensation plan for non-employee directors under 60 years of age, the annual retainer is required to be paid primarily in Common Stock of the Company rather than in cash. Non-employee directors over 60 years of age may elect to have the annual retainer paid primarily in Common Stock of the Company rather than in cash. Under the terms of the plan, the Company has issued six participating directors shares of Common Stock with a value of $60,000, the aggregate of intended annual retainer fees for the five year period beginning October 31, 1991 (three directors), October 30, 1992 (two directors) and October 29, 1993 (one director). Additionally, two directors have been issued shares of Common Stock with a value of $70,000, the aggregate of intended annual retainer fees for the five-year period beginning November 4, 1994. Subsequent to the issuance of the shares to the first six directors, the annual retainer was increased to $14,000. These directors receive the differential in cash. The directors' rights to the shares vest over a five-year period at the rate of twenty percent per year. However, each director is entitled to receive dividends and exercise voting rights with repect to all shares prior to vesting. Any unvested shares are forfeited if the director ceases to be a director for any reason.

Under the 1992 Stock Option Plan for Non-Employee Directors, on October 23, 1992, each non-employee director was granted an option to purchase 1,000 shares of the Company's Common Stock at a per share price of $11.75. Thereafter, following each annual meeting each eligible director will automatically be granted additional options of 1,000 shares. The per share exercise price of each option is equal to 100% of the fair market value of Common Stock on the date of grant. Options become vested and exercisable six months from the date of grant. The expiration date of each option is ten years from the date of grant. However, the right to exercise an option terminate six months from the date the optionee ceases to be a member of the Board, unless the optionee dies, in which case the exercise right is extended until the earlier of the second anniversary of the date of death or the expiration of the option.

SECTION 16 COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the Company's 1995 fiscal year all Section 16(a) filing requirements applicable to its executive officers, directors, and greater than ten-percent beneficial owners were complied with.

Item 11   Executive Compensation

                       COMPENSATION OF EXECUTIVE OFFICERS

          The following table sets forth certain information regarding compensation received during each of the last three years by the Company's Chief Executive Officer and the four other most highly paid executive officers.


                                                  SUMMARY COMPENSATION TABLE
                                                                        LONG-TERM COMPENSATION
                                                                        ----------------------
                                                  ANNUAL COMPENSATION           AWARDS         PAYOUTS
                                                  -------------------           ------         -------
                                                                             SECURITIIES
                                                                              UNDERLYING        LTIP             ALL OTHER
                                                  SALARY         BONUS          OPTIONS        PAYOUTS        COMPENSATION(1)
NAME & PRINCIPAL POSITION          YEAR             ($)           ($)             (#)            ($)                ($)
-------------------------          ----           ------         -----          -------        -------        ---------------
John C. Lutz                       1995           $293,529       $31,640        10,250         $88,485             $3,778
  President, Chief Executive       1994           $268,017       $35,263             0         $43,469             $3,363
  Officer and Director             1993           $206,204            $0         2,000              $0             $2,515

Robert H. Rothkopf                 1995           $192,533       $87,931         4,250         $20,687             $3,847
  President of Industrial          1994           $184,994       $50,395             0         $13,719             $3,427
  Products Group                   1993           $160,331       $10,179         1,400              $0             $2,862

August F. DeLuca                   1995           $153,817       $13,363         3,300         $43,224             $3,602
  Vice President-Finance           1994           $148,412       $15,733             0         $25,823             $3,181
  and Chief Financial Officer      1993           $131,113            $0         1,200              $0             $2,366

James R. Stenberg                  1995           $137,679            $0         3,050         $16,837             $4,705
  President of Home and            1994           $128,671            $0             0          $9,197             $3,845
  Construction Products Group      1993           $113,206            $0         1,000              $0             $2,990


Derek M. Hasse                     1995           $132,421       $11,505         2,800         $40,795             $5,107
  Vice President-Administration    1994           $127,933       $13,563             0         $23,494             $4,764
                                   1993           $123,546            $0         1,100              $0             $3,847

(1) Consists of the following: (a) contributions by the Company to the executives' accounts under the Elco Industries, Inc. Profit Sharing and Savings Plan; (b) contributions by the Company to the executives' accounts under the Elco Industries, Inc. Employee Stock Ownership Plan and (c) premiums related to group term life insurance. The 1995 values of the three components for each executive officer are: Mr. Lutz (a) $747, (b) $2,131 and (c) $900; Mr. Rothkopf (a) $805, (b) $2,172
     and (c) $870; Mr. DeLuca (a) $833, (b) $2,193 and (c) $576; Mr. Stenberg
     (a) $1,207, (b) $2,461 and (c) $1,037; and Mr. Hasse (a) $1,294, (b) $2,409
     and (c) $1,404.

     Under the Elco Industries, Inc. Profit Sharing and Savings Plan (a defined contribution plan), the Company contributed during the fiscal year ended June 30, 1995, 10% of its profits (as defined in the plan) from its Rockford-based operations. The contribution is allocated to individual acccounts of eligible employees on the basis of years of service and limited proportionate compensation.

     Under the Elco Industries, Inc. Employee Stock Ownership Plan (a defined contribution plan), the Company makes contributions to the plan in the form of Company stock or cash as the Board of Directors, in its sole discretion, determines. The contribution is allocated to the accounts of eligible employees on the basis of years of service and limited proportionate compensation.

OPTIONS

The Company has in effect a stock option plan pursuant to which options to purchase Common Stock of the Company may be granted to key employees of the Company and its subsidiaries, including the above-named executive officers.

The following table provides information related to options granted in fiscal 1995 to the named executive officers.

                                OPTIONS GRANTED IN LAST FISCAL YEAR
                                                                                    POTENTIAL
                                                                                REALIZABLE VALUE AT
                                                                                  ASSUMED ANNUAL
                                   % OF TOTAL                                   RATES OF STOCK PRICE
                                     OPTIONS                                       APPRECIATION
                      OPTIONS       GRANTED TO     EXERCISE                     FOR OPTION TERM(3)
                      GRANTED      EMPLOYEES IN      PRICE       EXPIRATION     --------------------
NAME                (SHARES)(1)     FISCAL YEAR   ($/SHARE)(2)      DATE        5%($)       10%($)
----                -----------    ------------   ------------   ----------     -----       ------
John C. Lutz          10,250         27.0%          $17.25        11/17/04      $111,196    $281,794
Robert H. Rothkopf     4,250         11.2%          $17.25        11/17/04       $46,106    $116,841
August F. DeLuca       3,300          8.7%          $17.25        11/17/04       $35,800     $90,724
James R. Stenberg      3,050          8.0%          $17.25        11/17/04       $33,088     $83,851
Derek M. Hasse         2,800          7.4%          $17.25        11/17/04       $30,376     $76,978

(1) All options were granted on November 17, 1994 and become exercisable after five years. Except under specific conditions, no granted option is exercisable before five years. In the event of a change of control, all options become vested and immediately exercisable in full.

(2)  All options were granted at fair market value on the date of the grant.
     The option exercise price and any required withholding obligations may be paid in cash, shares of Common Stock having a fair market value equal to the total of the exercise price and any required tax obligations or such other consideration as the Compensation Committee of the Board of Directors of the Company, in its sole discretion, deems appropriate.

(3) Values are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock considerations, as well as the optionholders' continued employment through the vesting period.

The following table provides information with respect to the named executive officers concerning option exercises and unexercised option values as of June 30, 1995.


     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END  OPTION VALUES

                                                          NUMBER OF                VALUE OF
                                                     SECURITIES UNDERLYING        UNEXERCISED
                                                         UNEXERCISED             IN-THE-MONEY
                                                       OPTIONS AT FISCAL       OPTIONS AT FISCAL
                           SHARES                         YEAR-END(#)            YEAR-END($)(1)
                         ACQUIRED ON       VALUE         EXERCISABLE/             EXERCISABLE/
NAME                     EXERCISE(#)     REALIZED($)     UNEXERCISABLE           UNEXERCISABLE
----                     -----------     -----------   -----------------       ------------------
John C. Lutz             0               0                 0/16,250                 $0/$63,359
Robert H. Rothkopf       0               0                 0/8,300                  $0/$37,556
August F. DeLuca         0               0                 0/6,850                  $0/$32,322
James R. Stenberg        0               0                 0/5,850                  $0/$26,110
Derek M. Hasse           0               0                 0/6,000                  $0/$28,875

(1)  Computed based upon the difference between the aggregate fair market value and the aggregate exercise price. The closing price for the Company's Common Stock on June 30, 1995 was $18.6875.

The following table sets forth information with respect to the named executive officers concerning Performance Share Awards granted during fiscal 1995 pursuant to the Company's Performance Share Plan.

             LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

                                                                        ESTIMATED FUTURE PAYOUTS
                                         PERFORMANCE OR            UNDER NON-STOCK PRICE-BASED PLANS
                                          OTHER PERIOD             ---------------------------------
                        NUMBER OF       UNTIL MATURATION        THRESHOLD       TARGET         MAXIMUM
NAME                     UNITS(1)          OR PAYOUT          (UNITS)(#)(2)  (UNITS)(#)(3)  (UNITS)(#)(4)
----                    ---------       -----------------     -------------  -------------  -------------
John C. Lutz               7,455         7/1/94 - 6/30/97          746            7,455        17,222
Robert H. Rothkoph         1,837         7/1/94 - 6/30/97          184            1,837        10,815
August F. DeLuca           3,145         7/1/94 - 6/30/97          315            3,145         8,641
James R. Stenberg          1,307         7/1/94 - 6/30/97          131            1,307         7,771
Derek M. Hasse             2,708         7/1/94 - 6/30/97          271            2,708         7,439

(1) Participation in the 1988 Performance Share Plan is primarily open to executive officers and managers. Under the plan, participants are granted a target incentive award expressed as a percentage of base salary. The dollar value of the award is converted into units based on the then current market value of the Company's common stock. The participant earns the right to receive the monetary value of some or all of these units is the Company meets predetermined performance goals measured over designated periods, except that in the event of a change of control of the Company, all performacne periods end and all performance awards are paid as if 100% earned. The Compensation Committee of the Board of Directors approves the target incentive award, establishes the performance goals, establishes performance periods and determines whether earned awards will be paid in cash, shares of stock or a combination thereof. Awards are subject to change depending on the Company meeting predetermined performance goals over the remaiing fiscal years within the performance period and the market value of the Company's Common Stock at the end of the performance period.

(2) The units shown under the heading "Threshold" are the units that would be earned at the lowest level of performance above the minimum level of performance that must be achieved before any units are earned.

(3) The units shown under the heading "Target" are the units that would be earned at the desired level of performance.

(4) The "Maximum" units payable are calculated by dividing the base salary in the final year of the performance period by the per share price at the beginning of the performance peiod. Since the base salary in the final year of the performance period is not presently known, the estimate in this column is calculated using current base salary.


RETIREMENT PLANS

Government regulations limit the benefits available to certain employees through retirement plans which qualify for preferential tax treatment. In order to provide a competitive level of retirement benefit (including Social Security) that is comparable for all career employees, the Company has entered into supplemental benefit agreements with Mr. Lutz, Mr. DeLuca and Hr. Hasse. The agreements with Mr. Lutz and Mr. DeLuca are defined contribution plans providing that a specified percentage of compensation has accrued in an account until retirement at age 65 (15.8% for Mr. Lutz and 14.4% for Mr. DeLuca). The balance in the executive's account at age 65 determines the amount of fifteen subsequent annual payments. The agreement with Mr. Hasse is a defined benefit plan and provides fifteen annual payments upon retirement at age 65 of $66,000.
Payment of benefits (as defined in the plans) is subject to the officers' continued employment by the Company until age sixty-five (65). In the event of retirement at an earlier or later time, a benefit may be payable in such amount and upon such terms as may be determined by the Baord of Directors. In the event of any change in control of the Company while any officer is actively employed and in the event of an officer's termination or discharge as a result of the change of control, the annual benefit indicated above would be payable commencing with such termination or discharge.

The Company also has defined benefit pension plans covering a significant portion of all employees. The plan covering the executive officers other than Mr. Lutz and Mr. Rothkopf has been amended so that benefits are frozen as of December 31, 1988 and no additional benefits accrued after that date. Mr. Lutz and Mr. Rothkopf are not covered by a defined benefit plan. The maximum amount of retirement benefits payable to a participant is 42% of the participant's highest average compensation during any continuous five-year period within the ten years immediately preceding December 31, 1988, reduced by a percentage deduction of the participant's primary social security benefits based upon credited service of the participant. The annual pension benefit payable at normal retirement age for the named and covered executive officers will be as follows: Mr. DeLuca-$552, Mr. Hasse-$15,276 and Mr. Stenberg-$8,592

CHANGE OF CONTROL AGREEMENTS

The Company has entered into Change of Control Agreements with the Named Executive Officers and certain other key employees of the Company. The agreements provide for benefits to be paid if the executive's employment is terminated at any time within two years following a change of control of the Company without cause, or by the executive for good reason (as defined in the agreements). Benefits are also payable if the executive's employment is terminated by the Company without cause prior to a change of control at the request of any individual or entity acquiring ownership or control of the Company, or is reasonably shown to be related to a prospective change of control.

The agreements provide for the executive to receive a benefit of two times the executive's base salary, bonus and fringe benefits (as defined in the agreements). Should any benefit paid be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code, the executive shall be entitled to receive an additional payment. The amount of the payment would be such that, after payment by the executive of all taxes including, but not limited to, income taxes and excise taxes imposed on the additional payment itself, the executive would retain an amount equal to the excise tax.


Item 12   Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN BENEFICIAL OWNERS

The following table sets forth as of September 5, 1995, all of the shares of Common Stock of the Company beneficially owned by each person who is known by the Company to own more than 5% thereof.

                      AMOUNT AND
     TITLE          NAME AND ADDRESS              NATURE OF      PERCENT
      OF                   OF                     BENEFICIAL        OF
     CLASS          BENEFICIAL OWNER              OWNERSHIP       CLASS
     -----          ----------------              ----------     -------

     Common         Okabe Company Limited         853,000(1)     17.1%
      Stock          4-21-15 Mukohjima
                         Sumeda-ku
                       Tokyo, Japan

     Common            Elco Inductries, Inc.      508,952(2)     10.2%
      Stock       Employee Stock Ownership Plan
                     c/o Amcore Trust Company
                         P.O. Box 1537
                      Rockford, IL  61110

     Common               FMR Corp.               433,700(3)      8.7%
      Stock           82 Devonshire Street
                       Boston, MA  02109

(1) To the Company's knowledge, Okabe has sole voting and investment power with respect to the shares owned.

(2) All of the shares held in the name of the ESOP are allocated to the accounts of the participants. Participants exercise voting power over the shares allocated to their account, but may not, under most circumstances, exercise investment power over the shares until death, disability, retirement or other termination of employment. The Trustee of the ESOP may, at its discretion, vote those shares not voted by participants.

(3) This information is based on the most recent Schedule 13-G filed by the named person. FMR Corp. has sole power to dispose or to direct the disposition of the indicated shares. Various persons have voting power and the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the indicated shares.

No other stockholder beneficially owns, to the knowledge of the Company, more than 5% of the Company's Common Stock.

MANAGEMENT

The following table sets forth as of September 5, 1995, all of the shares of Common Stock of the Company owned beneficially by all directors, nominees, the five most highly-compensated executive officers and by directors and officers of the Company as a group.


                                                                                  AMOUNT AND
                                                                                   NATURE OF          PERCENT
NAME                                                 TITLE OF CLASS           BENEFICIAL OWNERSHIP    OF CLASS
----                                                 --------------           --------------------    --------

Robert L. Berner Jr.                                 Common Stock               19,818       (1)           .4%
Milton R. Brown                                      Common Stock                4,572       (1)           .1%
Carl J. Dargene                                      Common Stock               10,811       (1)           .2%
August F. DeLuca                                     Common Stock                4,521                     .1%
G. Robert Evans                                      Common Stock                7,106       (1)           .1%
Derek M. Hasse                                       Common Stock               30,018                     .6%
Wayne P. Lockwood                                    Common Stock               23,511       (1)           .5%
John C. Lutz                                         Common Stock                7,156                     .1%
James L. Packard                                     Common Stock                4,375       (1)           .1%
David D. Peterson                                    Common Stock               17,106    (1)(3)           .3%
James H. Rilott                                      Common Stock                9,312       (1)           .2%
Robert H. Rothkopf                                   Common Stock                3,107                     .1%
James R. Stenberg                                    Common Stock                4,366                     .1%
Elco Industries, Inc. Profit
  Sharing and Savings Plan                           Common Stock              110,019       (2)          2.2%
All directors and
  officers as a group                                Common Stock              260,715       (2)          5.2%
  (14 persons)
-----------------------



(1) Includes 3,380 shares issued to Mr. Brown, 5,647 shares issued to Messrs. Berner, Dargene and Lockwood, 5,106 shares issued to Messrs. Evans and Peterson and 4,375 shares issued to Messrs. Packard and Rilott pursuant to a non-employee direct stock compensation plan. The shares become vested at twenty percent per year over a five year period from the date of issue.
     The director receives dividends and exercises voting rights on all shares whether vested or unvested.

(2) These shares are held by the Elco Industries, Inc. Profit Sharing and Savings Plan Trust over which Mr. Lutz and certain other officer share voting and investment power.

(3) Includes 6,000 shares held in a trust in which Mr. Peterson is co-beneficiary and has shared voting and investment power.

On September 13, 1995, the Company announced that it had entered into a definitive agreement and Plan of Merger (the "Agreement") with Textron Inc. ("Textron") and E.I. Textron Inc., a wholly-owned subsidiary of Textron (the "Sub"). Pursuant to the Agreement, the Sub will commence a cash tender offer for all outstanding shares of the Company for $36.00 per share in cash. The tender offer is conditioned upon, among other things, the tender of at least 66-2/3% of the Company's common stock on a fully diluted basis. Any shares not acquired in the tender offer will be acquired at $36.00 per share in cash in a subsequent merger.

Item 13   Certain Relationships and Related Transactions

OTHER INFORMATION

The Company has borrowed funds from time to time in the ordinary course of business from the Amcore Bank - Rockford of Rockford, Illinois of which Mr. Lutz is a director. Mr. Dargene and Mr. Brown are directors of Amcore Financial, Inc., a bank holding company of which Amcore Bank - Rockford is a part. There were no such borrowings outstanding at June 30, 1995.

Mr. Lockwood is a partner in the investment banking firm of William Blair & Company, Chicago, Illinois, which firm has performed services for the Company during its last fiscal year. William Blair & Company also maintains a market in the Common Stock of the Company and, in connection therewith, may have a long or short position in its trading account. Such position fluctuates and any shares owned are not held for investment.

Mr. Berner is a partner in the law firm of Baker & McKenzie, Chicago, Illinois, which firm has been retained by the Company during its last fiscal year.

                                     PART IV


Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

          a.   Index to Consolidated Financial Statements and Schedules

                                                                      --------------------------------
                                                                                   Reference
                                                                      --------------------------------
                                                                       Form 10-K           Annual Report
                                                                      Annual Report       to Stockholders
                                                                         Page                  Page(s)
                                                                      --------------      ---------------
               Data incorporated by reference to Registrant's Annual Report to Stockholders for the year ended June 30, 1995:
               Consolidated Balance Sheets at June 30, 1995 and 1994                           19
               Statements of Consolidated Income for the years ended
                    June 30, 1995, 1994 and 1993                                               20
               Statements of Consolidated Stockholders' Equity for the
                    years ended June 30, 1995, 1994 and 1993                                   20
               Statements of Consolidated Cash Flows for the years
                    ended June 30, 1995, 1994 and 1993                                         21
               Notes to Consolidated Financial Statements                                     22-28
               Report of Independent Accountants                                               30

          Report of Independent Accountants                                S-1

          Financial Statement Schedules:

               II.  Reserves                                               S-2

          Schedules other than those listed above have been omitted either because the required information is contained in notes to the consolidated financial statements or because of the absence of the conditions under which the schedules are required.

          b. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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

                    (4.3) Amendment dated December 12, 1989 to Note Agreement dated August 15, 1986.

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

                    (4.6) Amendments dated June 24, 1988 to Stockholder Rights Agreement dated January 20, 1988 (filed as
                              Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

                    (4.7)     Loan Amendments dated December 1, 1989.

                    (4.8) Loan Amendment dated April 16, 1991 (filed as Exhibit (4.18) to Registrant's Annual Report on Form 10-K for the year ended June 30, 1991, and incorporated herein by reference).

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

                    (4.11)    Loan Agreement dated September 1, 1993 (filed as
                              Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1994, and incorporated herein by reference).

                    (4.12)    Loan Agreement dated September 1, 1993 (filed as
                              Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1994, and incorporated herein by reference).

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

                    (10.3) Second Amendment dated October 22, 1992 to Lease Agreement dated August 2, 1984 (filed as Exhibit
                              10.3 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference).

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

                    (10.7) Amendment dated July 1, 1988 to license dated April 6, 1967 with Camcar Division of Textron, Inc. (filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended June 30,1993, and incorporated herein by reference).

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

                    (10.10) Joint Venture Agreement between Nagoya Screw Manufacturing Co., Ltd. and Elco Industries, Inc. dated June 14, 1989 and effective July 1, 1989 (filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1994, and incorporated herein by reference).

                    (10.11) Letter Agreements dated June 27, 1989, July 17, 1989 and August 18, 1989 between Elco Industries, Inc. and Okabe Company Limited (filed as Exhibit
                              10.11 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1994, and incorporated herein by reference).

                    (10.12) Stock Purchase Agreement dated June 7, 1994 between Elco Industries, Inc. and Okabe Company Limited (filed as Exhibit 10 to Registrant's Form 8-K dated June 17, 1994, and incorporated herein by reference).

                    (10.13) Elco Industries, Inc. Performance Share Plan adopted October 28, 1988.

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

                    (10.17)   Agreement and Plan of Merger

                    (10.18)   Change of Control Agreement with John C. Lutz.

                    (10.19)   Change of Control Agreement with August F. DeLuca.

                    (10.20)   Change of Control Agreement with Derek M. Hasse.

                    (10.21)   Change of Control Agreement with Robert H.
                              Rothkopf.

                    (10.22)   Change of Control Agreement with James R.
                              Stenberg.

                    (10.23)   Change of Control Agreement with Kenneth L. Heal.


               (11) Computation of Per Share Earnings.

               (13) Annual Report to Stockholders for the year ended June 30,
                    1995.

               (21) Subsidiaries of Registrant.

               (23) Consent of Independent Accountants.

               (27) Financial Data Schedule


          With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Registrant's Annual Report to Stockholders for the year ended June 30, 1995 is not to be deemed "filed" as part of this Report.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ELCO INDUSTRIES, INC.


          September 19, 1995                 By:  /s/ JOHN C. LUTZ
                                                  -------------------
                                                      John C. Lutz
                                                       President
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          DATE                               SIGNATURE

          September 19, 1995                      /s/ JOHN C. LUTZ
                                                  ----------------------
                                                     John C. Lutz
                                                       President
                                                  Chief Executive Offier
                                                       Director

          September 19, 1995                      /s/ AUGUST F. DELUCA
                                                  ----------------------
                                                      August F. DeLuca
                                                  Vice President-Finance
                                                  Chief Financial Officer

          September 19, 1995                      /s/ KENNETH L. HEAL
                                                  ----------------------
                                                      Kenneth L. Heal
                                                    Secretary/Treasurer
                                                  Chief Accounting Officer

          September 19, 1995                      /s/ ROBERT L. BERNER, JR.
                                                  -------------------------
                                                      Robert L. Berner, Jr.
                                                        Director

          September 19, 1995                      /s/ MILTON R. BROWN
                                                  ----------------------
                                                      Milton R. Brown
                                                        Director

          September 19, 1995                      /s/ CARL J. DARGENE
                                                  ----------------------
                                                      Carl J. Dargene
                                                         Director

          September 19, 1995                      /s/ G. ROBERT EVANS
                                                  ----------------------
                                                      G. Robert Evans
                                                         Director

          September 19, 1995                      /s/ WAYNE P. LOCKWOOD
                                                  ----------------------
                                                      Wayne P. Lockwood
                                                         Director

          September 19, 1995                      /s/ JAMES L. PACKARD
                                                  ----------------------
                                                      James L. Packard
                                                         Director

          September 19, 1995                      /s/ DAVID D. PETERSON
                                                  ----------------------
                                                     David D. Peterson
                                                          Director

          September 19, 1995                      /s/ JAMES H. RILOTT
                                                  ----------------------
                                                      James H. Rilott
                                                          Director

                       REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of Elco Industries, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from the 1995 Annual Report to Stockholders of Elco Industries, Inc. and appears on page 30 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 18 of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                              COOPERS & LYBRAND L.L.P

Rockford, IL
August 18, 1995

                                                                    SCHEDULE II

                              ELCO INDUSTRIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                    RESERVES
                 FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

----------------------------------------------------------------------------------------------------
  COLUMN A                            COLUMN B            COLUMN C           COLUMN D      COLUMN E
                                                         ADDITIONS
                                                    -------------------
  DESCRIPTION                                       CHARGED
                                      BALANCE AT    TO COSTS    CHARGED      DEDUCTIONS     BALANCE
                                      BEGINNING       AND TO     OTHER         FROM         AT END
                                      OF PERIOD     EXPENSES    ACCOUNTS     RESERVES      OF PERIOD
----------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1995:
 Valuation account deducted from
  assets to which it applies--
  Allowance for doubtful accounts     $473,000      $ 43,884    $22,826(A)   $232,710(B)   $307,000
                                      --------      --------    -------      --------      --------
                                      --------      --------    -------      --------      --------
YEAR ENDED JUNE 30, 1994:
 Valuation account deducted from
  assets to which it applies--
  Allowance for doubtful accounts     $475,000      $ 30,236       --        $ 32,236(B)   $473,000
                                      --------      --------    -------      --------      --------
                                      --------      --------    -------      --------      --------
Year Ended June 30, 1993:
 Valuation account deducted from
  assets to which it applies--
  Allowance for doubtful accounts     $335,000      $195,178    $27,313(A)   $ 82,491(B)   $475,000
                                      --------      --------    -------      --------      --------
                                      --------      --------    -------      --------      --------
----------------------------------------------------------------------------------------------------

(A) Recoveries on accounts previously written off.
(B) Uncollectible accounts written off.